Form 10-Q
period 1996-06-30
MOBILE ENERGY SERVICES CO LLC; MOBILE ENERGY SERVICES HOLDINGS INC
filed 1996-08-14
CIK 948362, 945979

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1996

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______


Commission         Registrant, State of Incorporation,        I.R.S. Employer
File Number        Address and Telephone Number               Identification No.

33-92776           Mobile Energy Services Company, L.L.C.         63-1148953
                   (An Alabama Limited Liability Company)
                   900 Ashwood Parkway, Suite 300
                   Atlanta, Georgia 30338
                   (770) 379-7781

33-92776           Mobile Energy Services Holdings, Inc.          58-2133689
                   (An Alabama Corporation)
                   900 Ashwood Parkway, Suite 450
                   Atlanta, Georgia 30338
                   (770) 379-7730


===============================================================================

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

                                              Description of                  Shares Outstanding
Registrant                                    Common Stock                      at  July 31, 1996
Mobile Energy Services Company, L.L.C.        Not Applicable
Mobile Energy Services Holdings, Inc.         Par Value $1 Per Share                  1,000


       Each of the registrants meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure as permitted by such General Instruction H.

                                Table of Contents


                                                                           PAGE

PART I

Selected Definitions                                                          4

Item 1.       Financial Statements                                           11

Mobile Energy Services Company, L.L.C.
              Management's Opinion as to Fair Statement of Results           11
              Statements of Income                                           12
              Statements of Cash Flows                                       13
Balance Sheets                                                               14
Mobile Energy Services Holdings, Inc.
              Management's Opinion as to Fair Statement of Results           15
              Consolidated Statements of Income                              16
              Consolidated Statements of Cash Flows                          17
              Consolidated Balance Sheets                                    18

Notes to the Condensed Financial Statements                                  19

Item 2.       Combined Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                         21

PART II

Item 4.       Submission of Matters to a Vote of Security Holders            30

Item 6.       Exhibits and Reports on Form 8-K                               30

Signatures                                                                   31

                              SELECTED DEFINITIONS

              When used in this report, the following terms will have the meanings indicated.

                  "Air Compressors" means the air compressors and related facilities that service the compressed air needs of the Mills and the Energy Complex that are owned by Scott/Kimberly-Clark and located on the property leased by Scott/Kimberly-Clark to Mobile Energy.

                  "Ash Agreement" means the Boiler Ash Disposal Agreement between the Pulp Mill Owner and Mobile Energy dated December 12, 1994, including any amendments thereto.

                  "Bankruptcy Code" means the Federal Bankruptcy Code of 1978, as amended.

                  "Bankruptcy Event" means, with respect to any person, (i) such Person's general inability, or its admission of its inability, to pay its debts as such debts become due, (ii) the application by such Person for or its consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property,
(iii) the commencement by such Person of a voluntary case under the Bankruptcy Code, (iv) the making by such Person of a general assignment for the benefit of its creditors, (v) the filing of a petition by such Person seeking to take advantage as a debtor of any other law relating to bankruptcy, insolvency, reorganization, liquidation, dissolution, arrangement, winding-up or readjustment of debts, (vi) the failure by such Person to controvert in a timely and appropriate manner, or its acquiescence in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code, (vii) the taking of any corporate or other action by such Person for the purpose of effecting any of the foregoing, (viii) the commencement of a proceeding or case, without the application or consent of such Person, in any court seeking (A) such Person's reorganization, liquidation, dissolution, arrangement or winding-up, or the composition or readjustment of its debts, (B) the appointment of a trustee, receiver, custodian, liquidator, examiner or the like of such Person or all or any substantial part of its property or (C) similar relief in respect of such Person under any law relating to bankruptcy, insolvency, reorganization, winding-up or composition or adjustment of debts and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect for a period of 60 or more days, or (ix) an order for relief against such Person shall be entered in an involuntary case under the Bankruptcy Code.

                  "Cluster Rule" means a regulation initially proposed by the EPA in December 1993 and subsequently revised by the EPA in 1996 that includes
(1) certain effluent limitation guidelines and standards for the control of waste water pollutants from pulp and paper industry facilities and (2) a national emission standard for hazardous air pollutants emitted from mills that chemically pulp wood fiber using kraft, sulfite, soda, or semi-chemical methods.

                  "Combustion Rule" means the regulation that the EPA has indicated it expects to propose applicable to the pulp and paper industry facilities, consisting of effluent guidelines and emission standards for combustion sources.

                  "Common Services Agreement" means the Common Services Agreement dated December 12, 1994 among Mobile Energy, Scott/Kimberly-Clark, the Paper Mill Owner, the Tissue Mill Owner and the Pulp Mill Owner, including any amendments thereto.

                  "Confidentiality Agreement" means the Confidentiality Agreement dated December 12, 1994 among Southern Electric, Mobile Energy, Scott/Kimberly-Clark, and S.D. Warren.

                  "Contractual Demand" means with respect to a particular Processing Service and a particular Mill, the Demand level for such Processing Service used to determine the Demand Charges for such Processing Service for such Mill under the Energy Services Agreements and the Master Operating Agreement.
                  "Demand" means with respect to a particular Processing Service, and a particular Mill, the quantity of the Energy Complex's capacity to provide such Processing Service that Mobile Energy is obligated to dedicate to such Mill pursuant to the Energy Services Agreements and the Master Operating Agreement.
                  "Demand Charges" means the fixed capacity charges each Mill Owner is obligated to pay, based upon formulas set forth in the Master Operating Agreement, to Mobile Energy based upon the level of such Mill Owner's Demand for each Processing Service.

                  "Direct Lease" means the Lease Agreement between Scott/Kimberly-Clark and Mobile Energy dated December 12, 1994, including any amendments thereto.

                  "EPA" means the Environmental Protection Agency.

                  "Easement Deeds" means bilateral easement deeds entered into by Mobile Energy, Scott/Kimberly-Clark and S.D. Warren.

                  "Energy Services Agreements" means the three separate Energy Services Agreements dated December 12, 1994, including any amendments thereto, between Mobile Energy and each of (1) the Tissue Mill Owner, (2) the Pulp Mill Owner, and (3) the Paper Mill Owner.

                  "Environmental Bonds" means the four series of 30-year bonds issued by the IDB between 1973 and 1980 having an aggregate principal amount of $24,000,000 to finance the purchase of certain pollution control equipment at the Energy Complex and the Mills.

                  "FASB" means the Financial Accounting Standards Board.

                  "Financing Documents" means all agreements, documents and instruments evidencing and/or securing the senior indebtedness of Mobile Energy.

                  "First Mortgage Bonds" means $255,210,000 principal amount of 8.665% First Mortgage Bonds due 2017 issued by Mobile Energy and unconditionally guaranteed by Holdings.

                  "Governmental Authority" means any federal, state, county, municipal, foreign, international, regional or other governmental authority, agency, department, board, body, instrumentality, commission, arbiter or court.

                  "Holdings" means Mobile Energy Services Holdings, Inc.

                  "IDB"means Industrial Development Board of the City of Mobile, Alabama.

                  "Indenture" means the Trust Indenture dated as of August 1, 1995 among Mobile Energy, Holdings, and First Union National Bank of Georgia, as trustee.
                  "Intercreditor Agreement" means the Intercreditor and Collateral Agency Agreement dated as of August 1, 1995 among Bankers Trust (Delaware) as the collateral agent, Mobile Energy, Holdings, First Union National Bank of Georgia as trustee under the Indenture, First Union National Bank of Georgia as trustee under the Tax-Exempt Indenture, the IDB, and Banque Paribas as the Working Capital Facility Provider.

                  "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.
                  "Maintenance Expenditures" means all costs and expenses of operating and maintaining the Energy Complex and, when Mobile Energy is exercising the Mobile Energy Step-In Rights, the Pulp Mill Step-In Equipment, other than (i) fuel costs and expenses, (ii) labor and employee expenses, including fringe benefits and labor relations expense, (iii) payments for insurance premiums and like insurance-related expenses, (iv) costs and expenses of consumable items such as process or cleaning chemicals and lubricants, (v) equipment rental, small tools and vehicle maintenance expenses, (vi) costs and expenses associated with legal, accounting and other office and administrative functions, (vii) permitting fees, (viii) costs and expenses of safety supplies, office supplies and other office expenses, (ix) property taxes and payments made in lieu of taxes, (x) computer maintenance expenses, (xi) any amounts payable for services rendered under the Common Services Agreement, (xii) ash disposal costs, (xiii) certain liquidated damages payable to the Mill Owners under the Master Operating Agreement, (xiv) amounts payable to the Mill Owners for reimbursement of costs incurred in connection with the exercise of Mill Owner Step-In Rights, (xv) any amounts required to be rebated to the United States government pursuant to Section 148 of the Internal Revenue Code in connection with any of the Tax-Exempt Indenture Securities and (xvi) payments to the IDB, including payments required to be made by Mobile Energy with respect to the 1994

Bonds, in each case to the extent the foregoing costs or expenses are not customarily treated as capital expenditures.

                  "Master Operating Agreement" means the Master Operating Agreement (including any amendments thereto or restatements thereof) dated as of December 12, 1994 among Mobile Energy, Scott/Kimberly-Clark, the Tissue Mill Owner, the Pulp Mill Owner, and the Paper Mill Owner.

                  "Mill Environmental Indemnity Agreements" means three separate environmental indemnity agreements dated December 12, 1994, including any amendments thereto, between Mobile Energy and each of (1) the Pulp Mill Owner,
(2) the Paper Mill Owner, and (3) the Tissue Mill Owner.

                  "Mill Owner Maintenance Reserve Account Agreement" means the Mill Owner Maintenance Reserve Account Agreement dated as of August 1, 1995 among Mobile Energy, Southern, the Pulp Mill Owner, the Paper Mill Owner, and the Tissue Mill Owner.

                  "MillOwners" means the Paper Mill Owner, the Pulp Mill Owner, and the Tissue Mill Owner.

                  "Mill Owner Step-In Rights" means the rights granted to the Mill Owners by the Master Operating Agreement to assume operational responsibility for the Energy Complex under certain circumstances where Mobile Energy fails to meet the needs of the Mills for Processing Services and that failure is not excused under the Master Operating Agreement.

                  "Mixed-Use Bonds" means a total of $172,000,000 in aggregate principal amount of taxable Industrial Development Revenues Bonds due December 1,2019 issued by the IDB in December 1984 to finance the acquisition of certain facilities at the Energy Complex and at the Pulp Mill.

                  "Mobile Energy" means Mobile Energy Services Company, L.L.C.

                  "Mobile Energy Step-In Rights" means the right granted to Mobile Energy under the Master Operating Agreement to assume operational responsibility for the Pulp Mill Step-In Equipment if the Pulp Mill Owner fails to perform its obligations under the Water Agreement (and if certain other conditions are satisfied).

                  "1994 Bonds" means $117,000,000 principal amount of Industrial Development Revenue Bonds 1994 Series A due December 1, 2014 issued by the IDB and Scott.

                  "O&M Agreement" means the Facility Operations and Maintenance Agreement dated December 12, 1994 between Mobile Energy and Southern Electric.

                  "Operation and Maintenance Costs" means all costs and expenses of operating and maintaining the Energy Complex and, when Mobile Energy is exercising the Mobile Energy Step-In Rights, the Pulp Mill Step-In Equipment, including and together with, without limitation, Maintenance Expenditures and any costs and expenses specified in clauses (i) through (xvi) of the definition of Maintenance Expenditures (other than rent payments under the lease agreement between the IDB and Mobile Energy that secures the Tax-Exempt Bonds and payments of principal, premium and interest on the 1994 Bonds).

                  "Paper Mill Owner" means S.D. Warren acting in its capacity as the owner of the Paper Mill.

                  "Peak Usage" (i) with respect to Liquor Processing Services, means the amount of Liquor Processing Services utilized by the Pulp Mill (measured in millions of pounds of virgin dry black liquor solids sent to the precipitation mix tanks) during the one (1) week interval of time in which the Liquor Processing Services consumed by the Pulp Mill were at the highest levels;
(ii) with respect to Power Processing Services, means with regard to a particular Mill, the average of the amount of Power Processing Services utilized by that Mill (measured in kilowatts) during the five (5) fifteen (15) minute intervals of time (which intervals do not overlap) in which the Power Processing Services utilized by that Mill were at the highest levels; and (iii) with respect to Steam Processing Services, means with regard to a particular Mill, the average of the amount of Steam Processing Services utilized by that Mill (measured in millions of BTUs per hour) during the five (5) one (1) hour intervals of time (which intervals do not overlap) in which the Steam
Processing Services utilized by that Mill were at the highest levels.

                  "Person" means any individual, sole proprietorship, corporation, partnership, limited liability company, joint venture, trust, unincorporated association, Governmental Authority or other entity.

                  "Processing Charges" means the usage charges that the Mill Owners are required to pay to Mobile Energy under the Energy Services Agreements based upon formulas set forth in the Master Operating Agreement and which vary from month to month in accordance with the amount of Processing Services required by, and provided to, such Mill Owner and Mobile Energy's efficiency with respect to fuel usage.

                  "Process Model" means the computer model currently being developed by Mobile Energy and the Mill Owners in accordance with certain principles set forth in the Master Operating Agreement that will be used to calculate the fuel cost component of the Processing Charges.

                  "Process Water Plant" means the plant owned by the Pulp Mill Owner which supplies water to the Energy Complex and the Mills.

                  "Processing Services" means Power Processing Services, Steam Processing Services and Liquor Processing Services.

                  "Project Agreements" means the Energy Services Agreements, the Master Operating Agreement, the Direct Lease, the Supplementary Lease, the O&M Agreement, the Confidentiality Agreement, the Common Services Agreement, the Water Agreement, the Ash Agreement, the Pulp Supply Agreement, the Scott/Kimberly-Clark Environmental Indemnity Agreement, the Mill Environmental Indemnity Agreements, the Transition Agreement and the Easement Deeds.

                  "Pulp Mill Owner" means Scott/Kimberly-Clark acting in its capacity as the owner of the Pulp Mill.

                  "Pulp Mill Step-In Equipment" means the Process Water Plant, the Waste Water Treatment Plant, the Air Compressors (if any of the Mill Owners are operating the Air Compressors) and the Pulp Mill's truck scales.

                  "Pulp Supply Agreement" means the agreement under which the Pulp Mill Owner entered into a long-term agreement for the Pulp Mill to supply the Paper Mill with its pulp requirements (subject to minimum and maximum amounts).
                  "Scott" means Scott Paper Company.

                  "Scott/Kimberly   Clark"  means  Scott,  the  wholly  owned
subsidiary of Kimberly-Clark, Inc.

                  "Scott/Kimberly-Clark Environmental Indemnity Agreement" means the Environmental Indemnity Agreement between Mobile Energy and
Scott/Kimberly-Clark dated December 12, 1994, including any amendments thereto.

                  "S.D. Warren" means S.D. Warren Company.

                  "SEC" means the Securities and Exchange Commission.

                  "Shared Services" means Steam Processing Services, Power Processing Services, process water, and compressed air.

                  "Services" means any one or more (as the context may require) of Liquor Processing Services and the Shared Services.

                  "Southern" means The Southern Company.

                  "Southern Electric" means Southern Electric International,
Inc.

                  "Step-In Rights" means Mill Owner Step-In Rights or Mobile Energy Step-In Rights, as the context may require.

                  "Supplementary Lease" means the Supplementary Lease Agreement between Mobile Energy and Scott/Kimberly-Clark dated December 12, 1994, including any amendments thereto.

                  "Tax-Exempt Bonds" means $85,000,000 principal amount of 6.95% Solid Waste Revenue Refunding Bonds (Mobile Energy Services Company, L.L.C. Project) Series 1995 due 2020 issued by the IDB.

                  "Tax-Exempt Indenture" means the Amended and Restated Trust Indenture dated as of August 1, 1995 between the IDB and First Union National Bank of Georgia, as trustee under which the Tax-Exempt Bonds were issued in August 1995.

                  "Tax-Exempt Indenture Securities" means the Tax-Exempt Bonds and any additional senior indebtedness issued pursuant to the Tax-Exempt Indenture.

                  "Tissue Mill Owner" means Scott/Kimberly-Clark acting in its capacity as the owner of the Tissue Mill.

                  "Transition Agreement" means the Transition Agreement dated December 12, 1994 between Mobile Energy and Scott/Kimberly-Clark, including any amendments thereto.

                  "Waste Water Treatment Plant" means the treatment plant owned by the Pulp Mill Owner and used to treat waste water from the Energy Complex and the Mills.

                  "Water Agreement" means the Water Procurement and Effluent Services Agreement dated December 12, 1994 among Mobile Energy, the Pulp Mill Owner, the Tissue Mill Owner, and the Paper Mill Owner, including any amendments thereto.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of Mobile Energy included herein have been prepared by Mobile Energy without audit, pursuant to the rules and regulations of the SEC. In the opinion of Mobile Energy's management, the information furnished herein reflects all adjustments (which, except for the termination of interest rate hedging agreements as described in Note (A) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Mobile Energy believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Mobile Energy's Annual Report on Form 10-K for the year ended December 31, 1995.



                                 MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                    STATEMENTS OF INCOME (UNAUDITED)
                                     (Stated in Thousands of Dollars)

                                                     For the Three Months                     For the Six Months
                                                        Ended June 30,                          Ended June 30,
                                                    ----------------------                 -----------------------
                                                     1996             1995                 1996               1995
                                                     ----             ----                 ----               ----

OPERATING REVENUES:
         Demand charges                           $14,718          $14,646              $28,926            $28,980
         Processing sales                           6,036            5,959               12,741             12,237
         Other                                        175              126                  443                222
                                                  -------          -------              -------            -------
          Total operating revenues                 20,929           20,731               42,110             41,439
OPERATING EXPENSES:
         Operations and maintenance                 5,873            7,138               12,152             12,050
         Fuel                                       1,998            2,108                3,909              3,508
         Depreciation and amortization              3,137            2,818                6,205              5,635
                                                  -------          -------              -------            -------
               Total operating expenses            11,008           12,064               22,266             21,193

OPERATING INCOME                                    9,921            8,667               19,844             20,246
INTEREST EXPENSE                                   (7,544)          (2,313)             (15,125)            (5,549)
OTHER INCOME                                          278               36                  469                 43
                                                  -------          -------              -------            -------

NET INCOME                                        $ 2,655          $ 6,390              $ 5,188            $14,740
                                                  =======          =======              =======            =======


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.




                                 MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (Stated in Thousands of Dollars)

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                    -------------------------
                                                                        1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $ 5,188        $ 14,740
                                                                      -------        --------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                6,205           5,635
           Change in operating assets and liabilities:
               Accounts receivable                                        (50)         (9,972)
               Materials and supplies                                      47            (183)
               Prepaid expenses and other current assets                1,074             612
               Accounts payable                                        (5,558)        (11,442)
               Accrued interest and other current liabilities           2,802           3,459
                                                                     --------        --------
                    Total adjustments                                   4,520         (11,891)
                                                                     --------        --------
                    Net cash provided by operating activities           9,708           2,849
                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                       (3,510)           (512)
      Construction work in process                                     (3,520)         (1,273)
                                                                      -------        --------
               Net cash used in investing activities                   (7,030)         (1,785)
                                                                      -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan Costs                                                           20          (1,064)
      Issuance of notes payable                                         2,544               0
      Payments on long-term debt                                       (1,716)              0
      Payment of member distributions                                 (23,004)              0
                                                                      -------        --------
               Net cash used in financing activities                  (22,156)         (1,064)
                                                                      -------        --------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (19,478)              0
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                        40,990               0
                                                                      -------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $21,512        $      0
                                                                      =======        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                    $10,220        $  1,833
                                                                      =======        ========


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.


                                 MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                           BALANCE SHEETS
                                   (Stated in Thousands of Dollars)

                                                    ASSETS

                                                           At June 30, 1996        At December 31,
                                                              (Unaudited)                1995
                                                           -----------------       ---------------
CURRENT ASSETS
   Cash and cash equivalents                                     $ 4,082              $ 40,990
   Restricted deposits                                            17,430                     0
   Trade accounts receivable                                      13,848                13,798
   Materials and supplies                                          2,471                 2,518
   Prepaid expenses and other                                        558                 1,632
                                                                 -------              --------
         Total current assets                                     38,389                58,938
                                                                 -------              --------

PROPERTY, PLANT AND EQUIPMENT                                    364,586               361,076
   Less accumulated depreciation                                 (17,599)              (11,795)
   Construction work in process                                   11,330                 7,810
                                                                --------              --------
         Property, plant and equipment, net                      358,317               357,091
                                                                --------              --------

DEFERRED LOAN COST
   Net of accumulated amortization of $455 and $285 at
   June 30, 1996 and December 31, 1995 respectively               14,530                14,862
                                                                --------              --------

         Total assets                                           $411,236              $430,891
                                                                ========              ========

                         LIABILITIES AND MEMBERS' EQUITY

                                                              At June 30, 1996     At December 31,
                                                                  (Unaudited)           1995
                                                              ----------------     ---------------
CURRENT LIABILITIES
   Trade accounts payable                                       $    751              $    783
   Account payable - associated company                              459                 5,985
   Dividends payable                                                   0                23,004
   Note payable                                                   16,619                14,075
   Current portion - long-term debt                                7,030                 5,895
   Accrued interest                                               13,926                 9,889
   Other                                                             876                 2,022
                                                                --------              --------
         Total current liabilities                                39,661                61,653
                                                                --------              --------

LONG-TERM DEBT                                                   299,615               302,466
COMMITMENTS AND CONTINGENCIES (Note B)
MEMBERS' EQUITY                                                   71,960                66,772
                                                                --------              --------

         Total liabilities and members' equity                  $411,236              $430,891
                                                                ========              ========

The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed consolidated financial statements of Holdings included herein have been prepared by Holdings without audit, pursuant to the rules and regulations of the SEC. In the opinion of Holdings' management, the information furnished herein reflects all adjustments (which, except for the termination of interest rate hedging agreements as described in Note (A) to the Condensed Consolidated Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Holdings believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.


                              MOBILE ENERGY SERVICES HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                     For the Three Months             For the Six Months
                                                        Ended June 30,                  Ended June 30,
                                                     ----------------------       -----------------------
                                                     1996             1995         1996             1995
                                                     ----             ----         ----             ----

OPERATING REVENUES:
         Demand charges                             $14,718          $14,646      $28,926          $28,980
         Processing sales                             6,036            5,959       12,741           12,237
         Other                                          175              126          443              222
                                                    -------          -------      -------          -------
          Total operating revenues                   20,929           20,731       42,110           41,439
OPERATING EXPENSES:
         Operations and maintenance                   5,873            7,138       12,152           12,050
         Fuel                                         1,998            2,108        3,909            3,508
         Depreciation and amortization                3,137            2,818        6,205            5,635
                                                    -------          -------      -------          -------
               Total operating expenses              11,008           12,064       22,266           21,193

OPERATING INCOME                                      9,921            8,667       19,844           20,246
INTEREST EXPENSE                                     (7,544)          (2,313)     (15,125)          (5,549)
OTHER INCOME                                            295               36          486               43
MINORITY INTEREST                                       (27)             (39)         (52)             (91)
                                                    -------          -------      -------          -------
INCOME BEFORE TAXES                                   2,645            6,351        5,153           14,649
PROVISION FOR INCOME TAXES                            1,012            2,444        1,971            5,638
                                                    -------          -------      -------          -------
NET INCOME                                          $ 1,633          $ 3,907      $ 3,182          $ 9,011
                                                    =======          =======      =======          =======


The accompanying notes as they relate to Holdings are an integral part of these condensed statements.



                              MOBILE ENERGY SERVICES HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (Stated in Thousands of Dollars)

                                                                    For the Six Months
                                                                       Ended June 30,
                                                                    --------------------
                                                                      1996          1995
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                    $  3,182      $  9,011
                                                                    --------      --------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                               6,205         5,635
           Change in operating assets and liabilities:
               Accounts receivable                                       (50)      (14,704)
               Materials and supplies                                     47          (183)
               Prepaid expenses and other current assets               1,054           612
               Accounts payable                                       (5,558)      (10,650)
               Accrued interest and other current liabilities          4,442         3,550
                                                                     -------      --------
                    Total adjustments                                  6,140       (15,740)
                                                                     -------      --------
                    Net cash provided by operating activities          9,322        (6,729)
                                                                     -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                      (3,510)         (512)
      Construction work in process                                    (3,520)       (1,273)
                                                                     -------      --------
               Net cash used in investing activities                  (7,030)       (1,785)
                                                                     -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan Costs                                                          20        (1,064)
      Increase in deferred income taxes                                5,721        13,919
      Issuance of notes payable                                        2,544             0
      Payments on long-term debt                                      (1,716)            0
      Payment of dividends                                           (23,004)            0
                                                                     -------      --------
               Net cash used in financing activities                 (16,435)       12,855
                                                                     -------      --------

DECREASE IN CASH AND CASH EQUIVALENTS                                (14,143)        4,341
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                       41,118         1,173
                                                                     -------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $26,975      $  5,514
                                                                     =======      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                  $10,201       $  1,833
                                                                    =======       ========

      Cash received during the period for:
               Cash received for Income Tax                         $ 5,318       $  2,974
                                                                    =======       ========


The accompanying notes as they relate to Holdings are an integral part of these condensed statements.



                                           MOBILE ENERGY SERVICES HOLDINGS, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                               (Stated in Thousands of Dollars)

                                     ASSETS
                                                                    At June 30, 1996                 At December 31,
                                                                       (Unaudited)                         1995
                                                                    ----------------                 ---------------
CURRENT ASSETS
   Cash and cash equivalents                                              $ 9,545                       $ 41,118
   Restricted deposits                                                     17,430                              0
   Trade accounts receivable                                               13,848                         13,798
   Materials and supplies                                                   2,471                          2,518
   Prepaid expenses and other                                                 558                          1,633
                                                                          -------                       --------
         Total current assets                                              43,852                         59,067
                                                                          -------                       --------

PROPERTY, PLANT AND EQUIPMENT                                             364,586                        361,076
   Less accumulated depreciation                                          (17,599)                       (11,795)
   Construction work in process                                            11,330                          7,810
                                                                         --------                       --------
         Property, plant and equipment, net                               358,317                        357,091
                                                                         --------                       --------
DEFERRED LOAN COST
   Net of accumulated amortization of $455 and $285 at
   June 30, 1996 and December 31, 1995 respectively                        14,530                         14,862
                                                                         --------                       --------

         Total assets                                                    $416,699                       $431,020
                                                                         ========                       ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                     At June 30, 1996              At December 31,
                                                                         (Unaudited)                     1995
                                                                     ----------------              --------------
CURRENT LIABILITIES
   Trade accounts payable                                                $    751                      $    783
   Account payable - associated company                                       481                         6,007
   Dividends payable                                                            0                        23,004
   Note payable                                                            16,619                        14,075
   Current portion - long-term debt                                         7,030                         5,895
   Current income tax payable                                               4,904                         3,335
   Accrued interest                                                        13,926                         9,889
   Other                                                                      890                         2,038
                                                                         --------                      --------
         Total current liabilities                                         44,601                        65,026
                                                                         --------                      --------
DEFERRED INCOME TAX                                                        27,815                        22,094
                                                                         --------                      --------
LONG-TERM DEBT                                                            299,615                       302,466
                                                                         --------                      --------
MINORITY INTEREST                                                             720                           668
                                                                         --------                      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
         Common stock, $1 par value; 1,000 shares
               authorized and outstanding                                       1                             1
         Paid-in capital                                                   41,367                        41,367
         Retained earnings (deficit)                                        2,580                          (602)
                                                                         --------                      --------
               Total stockholder's equity                                  43,948                        40,766
                                                                         --------                      --------
               Total liabilities and stockholder's equity                $416,699                      $431,020
                                                                         ========                      ========

The accompanying notes as they relate to Holdings are an integral part of these condensed statements.


                     Mobile Energy Services Company, L.L.C.
                      Mobile Energy Services Holdings, Inc.


                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                       FOR
                      MOBILE ENERGY SERVICES COMPANY L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                                 Applicable Notes

                  MOBILE ENERGY                              A, B

                  HOLDINGS                                   A, B

                      MOBILE ENERGY SERVICES COMPANY L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS:

(A) On December 19, 1994, Mobile Energy entered into two swaps with a bank. The purpose of the swaps was to reduce the potential impact of interest rate fluctuations between December 19, 1994 and the date the rates on the Tax Exempt Bonds and the First Mortgage Bonds were fixed. On August 24, 1995, Mobile Energy paid approximately $32.3 million from the proceeds of its First Mortgage Bond offering to terminate the swaps. This payment is deferred and amortized to interest expense over the period of the related debt.

(B) Mobile Energy is contractually obligated under the Energy Service Agreements to provide Power Processing Services and Steam Processing Services to the Mills and Liquor Processing Services to the Pulp Mill for a period of 25 years beginning December 16, 1994. Under the terms of the Agreements, the Mill Owners are obligated to pay monthly fixed Demand Charges for dedicated capacity of the Energy Complex and also variable charges for actual amounts purchased.

         In connection with the Acquisition (as hereinafter defined), Mobile Energy entered into two noncancelable land leases (the "Leases") with Scott. Rent expense under each of the Leases approximates $1 per year from 1995 through 2019. Also contained in each of the Leases is an option to purchase the land from Scott/Kimberly-Clark at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Scott/Kimberly-Clark's superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value within certain preset bounds. Accordingly, Mobile Energy's repurchase option is not reasonably assured and therefore is not considered a bargain purchase option under FASB No. 13, "Accounting for Leases."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Background

Mobile Energy and Holdings were formed to acquire, own and manage the energy and black liquor recovery complex (the "Energy Complex") located at an integrated pulp, paper and tissue manufacturing facility in Mobile, Alabama (the "Mobile Facility"). Holdings acquired the Energy Complex (the "Acquisition") and commenced operations on December 16, 1994 (the "Acquisition Closing Date"). Holdings transferred all its interests in the Energy Complex to Mobile Energy on July 14, 1995. Mobile Energy's sole business consists exclusively of the ownership and management of the Energy Complex. Holdings, which owns 99% of the equity interests in Mobile Energy, does not conduct any independent operations. Southern Electric owns the remaining equity interest in Mobile Energy.

     The Mobile Facility is a physically integrated complex that produces tissue and paper products from timber that is processed into bleached and unbleached pulp. The Mobile Facility is comprised of the Energy Complex, a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill"), and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills"). The Pulp, Paper and Tissue Mills currently obtain all of their aggregate steam processing needs and 98 percent of their aggregate power processing needs from the Energy Complex. In addition, the Energy Complex processes weak black liquor delivered by the Pulp Mill Owner into green liquor, a necessary component of the pulp making process (this process, the "Liquor Processing Services"). The conversion of weak black liquor into green liquor involves a combustion process which provides heat that is further used to generate steam (the "Steam Processing Services") and electricity (the "Power Processing Services"). Mobile Energy's revenues are comprised almost entirely of Demand Charges and Processing Charges for services provided to the Mills.

     Demand Charges represent compensation to Mobile Energy for dedicating a portion of the Energy Complex's capacity to the Mills. Demand Charges are designed generally to cover, among other things, costs that are in the nature of fixed costs, including debt service. Processing Charges are paid by each Mill Owner to Mobile Energy based on formulary usage charges which vary from month to month, based on the amount of Processing Services required by, and provided to, each Mill Owner, and on Mobile Energy's efficiency with respect to fuel usage. Processing Charges are designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including fuel expenses.

Results of Operations

Because the Energy Complex was not operated as an independent business prior to its acquisition by Holdings, Holdings did not purchase a business from Scott but, rather, purchased assets. Since the Acquisition, Holdings and subsequently Mobile Energy have operated such assets as an independent business. The business with respect to the Energy Complex commenced on December 16, 1994 when Holdings began operations. As a consequence of the relatively short time period Holdings and Mobile Energy have operated the Energy Complex, discussion and analysis of their results of operations is necessarily limited in scope, and may not be indicative of their future results of operations and financial condition. Thus, the financial information contained herein is not necessarily representative of the future results of operations and financial condition of Mobile Energy or Holdings.

     The relationship between Holdings and Mobile Energy is a parent-subsidiary relationship. Holdings' material assets are comprised solely of its ownership interest in Mobile Energy and its rights in respect of a tax sharing agreement (the "Southern Master Tax Sharing Agreement"), which apportions consolidated income tax among Southern and its corporate subsidiaries, including Holdings. Accordingly, the consolidated financial statements of Holdings reflect the assets, liabilities, and operating results of Mobile Energy. Furthermore, although Mobile Energy did not exist prior to July 13, 1995, the following discussion of its results of operations assumes that, for purposes of presentation, Mobile Energy was in existence and operating the Energy Complex as of the beginning of calendar year 1995.

Revenues

Operating revenues for the quarter and six month period ended June 30, 1996 increased $.2 million, or 1.0%, and $.7 million, or 1.6%, respectively, compared to the same periods in 1995. The increases for both periods are primarily due to increased processing sales and, to a lesser extent, increases in compressed air sales. The level of Processing Charges for both periods reflects utilization of the Energy Complex near capacity levels. Demand Charges and Processing Charges for the quarter and six month period ended June 30, 1996 and 1995, in thousands of dollars and expressed as a percent of total revenues, were as follows:

                                       Quarter Ended                                   Year to Date
                         ------------------------------------------       -------------------------------------
                           June 30, 1996           June 30, 1995           June 30, 1996          June 30, 1995
                         Dollars    Percent      Dollars    Percent      Dollars    Percent     Dollars   Percent
                         -------    -------      -------    -------      -------    -------     -------   -------
                                (Dollars in thousands)                          (Dollars in thousands)
    Demand Charges:
      Pulp Mill          $9,610      46.0%       $9,609      46.3%       $18,719      44.4%      $18,936    45.7%
      Tissue Mill         2,523      12.0%        2,499      12.1%         5,040      11.9%        4,969    12.0%
      Paper Mill          2,585      12.4%        2,538      12.3%         5,167      12.2%        5,075    12.3%
                         ------      ----        ------      ----        -------      ----       -------    ----
                         14,718      70.4%       14,646      70.7%        28,926      68.5%       28,980    70.0%

    Processing Charges: (1)
      Pulp Mill           1,202       5.7%        1,136       5.4%         2,796       6.7%        2,447     5.9%
      Tissue Mill         2,463      11.8%        2,461      11.9%         4,982      11.9%        4,904    11.8%
      Paper Mill          2,371      11.3%        2,362      11.4%         4,963      11.8%        4,886    11.8%
                         ------      ----        ------      ----        -------      ----       -------    ----
                          6,036      28.8%        5,959      28.7%        12,741      30.4%       12,237    29.5%

    Other revenues (2)      175       0.8%          126       0.6%           443       1.1%          222     0.5%
                        -------     -----       -------     -----       --------     -----      --------  ------

    Total revenues      $20,929     100.0%      $20,731     100.0%       $42,110     100.0%      $41,439   100.0%
                        =======     =====       =======     =====        =======     =====       =======   =====

(1) Includes Processing Charges plus ash hauling revenue.
(2) Consists only of compressed air sales.

     The Mills' Peak Usages of Processing Services during 1995 and the six month periods ended June 30, 1996 and 1995 were as follows:

                                          1995                      YTD 6-30-96                  YTD 6-30-95
                                   ----------------------      --------------------        ----------------------
                                   Peak       Contractual      Peak      Contractual       Peak       Contractual
    Mill  Processing Services      Usage        Demand         Usage       Demand          Usage        Demand
    ----  -------------------      -----        ------         -----       ------          -----        ------

   Pulp   Liquor Conversion
          MMLBs/week               43.3          42.7          43.6         42.7           42.4            42.7
          Steam
          MMBTUs/hr               602.2         500.0         618.0        500.0          469.5           500.0
          Electricity               Not                                                     Not
          MW/hr               Available          32.0          29.7         32.0      Available            32.0

                                                 22



                                            1995                   YTD 6-30-96                  YTD 6-30-95
                                   ----------------------      --------------------        ---------------------
                                   Peak       Contractual      Peak      Contractual       Peak       Contractual
    Mill  Processing Services      Usage        Demand         Usage       Demand          Usage        Demand
    ----  -------------------      -----        ------         -----       ------          -----        ------
   Tissue Steam
          MMBTUs/hr               273.1         280.0         293.0        280.0          273.1           280.0
          Electricity               Not                                                     Not
          MW/hr               Avaliable          39.5          38.1         39.5      Available            39.5

   Paper  Steam
          MMBTUs/hr               506.2         420.0         507.0        420.0          443.8           420.0
          Electricity               Not                                                     Not
          MW/hr               Available          22.5          21.9         22.5      Available            22.5

     Prior to the installation of certain electrical meters, which was completed in February 1996, Mobile Energy could not precisely determine the peak usage of each Mill for Power Processing Services.

Expenses

Total operations and maintenance expense decreased $1.3 million, or 17.7%, for the quarter ended June 30, 1996, compared to the same period in 1995. The second quarter decrease is primarily the result of postponing certain scheduled maintenance outages, normally performed during the second quarter, to the last half of 1996. Year to date operations and maintenance expense for 1996 increased $.1 million, or .9%, compared to 1995. Fuel expense compared to the prior year decreased $.1 million, or 5.2%, for the second quarter and increased $.4 million, or 11.4%, for the six month period ended June 30, 1996. The $.4 million increase in fuel expense resulted from a scheduled maintenance outage in March 1996, during which Mobile Energy used a standby gas-fired boiler in lieu of its primary coal-fired boiler which was idle during the outage. Depreciation and amortization expense increased $.3 million and $.6 million for the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995 primarily due to capital additions made in 1995.

     Interest expense increased $5.2 million, or 226.2%, and $9.6 million, or 172.6%, in the quarter and six month periods ended June 30, 1996 compared to the same periods in 1995. Both increases reflect the issuance of $255.2 million First Mortgage Bonds in August 1995 bearing a coupon interest rate of 8.665% and the amortization of swap breakage costs relative to interest rate hedging agreements entered into in connection with the Acquisition.

     Mobile Energy's net income for the second quarter of 1996 was $2.7 million, representing a decrease of $3.7 million, or 58.5%, compared to the second quarter of 1995. Similarly, net income for the six month period ended June 30, 1996 was $5.2 million, representing a decrease of $9.6 million, or 64.8%, compared to the same period in 1995. Both decreases were largely due to the increases in interest expense explained previously. Holdings' net income for the second quarter and first six months of 1996 compared to the same periods in 1995 decreased 58.2% and 64.7% , respectively, and reflected comparable decreases in minority interest and income taxes. Income taxes were provided for based on a combined 38.25% state and federal rate applied to pre-tax income.

Liquidity and Capital Resources

As of June 30, 1996, Holdings had $27.0 million in cash and cash equivalents and total debt of $323.3 million. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies.

     Mobile Energy's working capital needs generally relate to Operation and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain operation and maintenance activities in a separate account (the " Maintenance Reserve Account") before such operation and maintenance activities are performed for Mobile Energy.

     Operation and Maintenance Costs are budgeted at $28.2 million and $29.6 million for 1996 and 1997, respectively. During the six month period ending June 30, 1996, actual Operation and Maintenance Costs aggregated $12.2 million compared to a budget of $12.7 million. As of June 30, 1996 Mobile Energy also had spent approximately $18.2 million on the construction and installation of certain facilities and equipment and to purchase inventory, of which approximately $6.3 million was expended during the first six months of 1996.

     In 1995, Mobile Energy spent approximately $32.3 million to pay certain termination costs related to interest rate hedging agreements to which Mobile Energy was a party that were entered into in connection with the Acquisition. The interest rate hedging agreements were not entered into in respect of existing indebtedness of Holdings or of Mobile Energy. Rather, the interest rate hedging agreements were entered into in anticipation of the issuance of the First Mortgage Bonds and Tax-Exempt Bonds issued in August 1995 in order to enable Holdings, following the Acquisition, to structure its financing around a targeted aggregate annual debt service (including principal and interest), while resulting in approximately the same amount of aggregate net proceeds available to Mobile Energy (inclusive of amounts payable to Mobile Energy, and net of amounts payable by Mobile Energy, in connection with the termination of such interest rate hedging agreements). In "terminating" the interest rate hedging agreements, Mobile Energy assigned its rights and obligations under the agreements to a bank on a non-recourse basis.

     The interest rate hedging agreements served to reduce the potential impact of interest rate fluctuations between the date of the Acquisition and the date on which the interest rates on the First Mortgage Bonds and the Tax-Exempt Bonds were fixed (the "Pricing Date"), because both the settlement amount required to terminate Mobile Energy's rights and obligations under the interest rate hedging agreements and Mobile Energy's debt service obligations with respect to the First Mortgage Bonds and the Tax-Exempt Bonds were determined simultaneously upon the pricing of such financings, and reflected interest rates then in effect in the applicable markets. Because market interest rates decreased between the Acquisition Closing Date and the Pricing Date (causing the interest rate hedging agreements to be "out of the money"), Mobile Energy paid the assignee of the agreements a settlement amount. However, as Mobile Energy's interest expense component of debt service was reduced by the decline in interest rates, thereby offsetting the higher principal component of debt service that was incurred as a result of additional debt raised to fund the settlement amount, Mobile Energy's aggregate debt service obligations were maintained at approximately the level projected at the time of Acquisition.

     Mobile Energy has no plans to enter into other agreements to fix or otherwise manage interest rate risk in the near future. The indebtedness evidenced by the First Mortgage Bonds and the Tax-Exempt Bonds bears fixed rate interest, and the indebtedness represented by borrowings under a revolving credit facility providing for working capital loans to Mobile Energy (the "Working Capital Facility"), which is limited to $15.0 million, bears interest at variable rates. Subject to Mobile Energy's right to incur additional indebtedness, the indebtedness represented by the First Mortgage Bonds, the Tax-Exempt Bonds and the Working Capital Facility currently is Mobile Energy's only material long-term indebtedness.

     Mobile Energy's projected accrued obligations for required payments of principal and interest on long-term debt for calendar years 1996 and 1997 are $34.7 million and $34.7 million, respectively. Payments of principal and interest on long-term debt for the six month period ending June 30, 1996 aggregated $12.3 million.

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under the Working Capital Facility, balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1995, Mobile Energy has drawn an aggregate of $5.9 million under such a revolving credit facility maintained by Southern with Banque Paribas.

     In order to provide for Mobile Energy's working capital needs, in August 1995 Mobile Energy entered into the Working Capital Facility with Banque Paribas (the "Working Capital Facility Provider") providing working capital loans to Mobile Energy. The Working Capital Facility provides for a maximum available amount of $15.0 million and may be drawn on by Mobile Energy from time to time. Borrowings under the Working Capital Facility generally will be used by Mobile Energy to pay for operation and maintenance costs incurred by Mobile Energy. Each working capital loan is due and payable no later than 90 days from the date such working capital loan was advanced to Mobile Energy, and no more than $5.0 million (to be adjusted in proportion to any adjustments to the maximum available amount under the Working Capital Facility) of working capital loans may be scheduled to mature during any calendar month. Mobile Energy is required to repay each working capital loan on its due date and may, upon notice to the Working Capital Facility Provider, repay or prepay any working capital loan on any business day without premium or penalty, other than certain funding breakage costs in respect of working capital loans bearing interest at the LIBOR Rate (as defined in the Working Capital Facility). Mobile Energy is permitted to re-borrow all amounts repaid or prepaid. Mobile Energy is required to repay all working capital loans such that no amounts are outstanding under the Working Capital Facility one time each year for a period of five consecutive days. Subject to earlier termination under certain circumstances and subject to extension thereof by the Working Capital Facility Provider, the Working Capital Facility will expire on December 31, 2001.

     Amounts payable under the Working Capital Facility are secured ratably with all other senior indebtedness of Mobile Energy (subject to the priority of the lien of the Working Capital Facility Provider on receivables and fuel inventory). The Working Capital Facility Provider is entitled to the repayment of principal, interest, fees and other amounts scheduled to be due under the Working Capital Facility prior to the payment of operation and maintenance costs (other than certain operation and maintenance costs payable to the Mill Owners in connection with the exercise of certain remedies the Mill Owners have under the Project Agreements) and (together with, upon the occurrence and continuation of certain Bankruptcy Events in respect of Mobile Energy or Holdings, all amounts due upon the acceleration thereof) prior to any amounts payable in respect of other senior indebtedness, including the First Mortgage Bonds and any amounts payable under the lease entered into in connection with the Tax-Exempt Bonds. Upon the distribution of certain moneys or proceeds of pledged collateral following certain events of default or Bankruptcy Events, the Working Capital Facility Provider is entitled to payment in full in priority to all other holders of senior indebtedness out of (i) Mobile Energy's receivables and (ii) the proceeds of the sale of the Energy Complex's fuel inventory.

     Upon its establishment in August 1995 at the time of the issuance of the First Mortgage Bonds and the Tax-Exempt Bonds, the Maintenance Reserve Account was credited in an amount equal to $11.0 million. In lieu of funding the Maintenance Reserve Account with cash at that time, Mobile Energy provided instead a guaranty from Southern in an amount equal to $11.0 million. Moneys in the Maintenance Reserve Account are applied to the payment of Maintenance Expenditures.

     The Intercreditor Agreement requires Mobile Energy to make deposits into the Maintenance Reserve Account periodically sufficient to cover projected future Maintenance Expenditures, any shortfalls in the amounts of prior deposits required to be made into the account by Mobile Energy, and any withdrawals in excess of the projected Maintenance Expenditures. Mobile Energy may also make additional, discretionary deposits into the Maintenance Reserve Account. In lieu of funding the Maintenance Reserve Account with cash, or in replacement of moneys required to be on deposit therein, Mobile Energy may from time to time deliver "Reserve Account Security," which is either, or any combination of, (i) a guaranty from Southern provided Southern satisfies certain credit standards set out in the Intercreditor Agreement, or (ii) one or more letters of credit issued by a commercial bank or banks whose long-term unsecured debt is rated at least "A" by Standard & Poors' Ratings Group, "A" by Fitch Investors Service, L.P. and "A2" by Moody's Investors Service, Inc.

     Mobile Energy has established a separate account (the "Mill Owner Maintenance Reserve Account") pursuant to the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement for the benefit of Mobile Energy and, while the Mill Owners are exercising the Mill Owner Step-In Rights, the Mill Owners. The Mill Owner Maintenance Reserve Account is currently funded in an amount equal to $2.0 million. In lieu of funding the Mill Owner Maintenance Reserve Account with cash, Mobile Energy provided capital infusion arrangements executed by Southern in favor of Mobile Energy and the Mill Owners in an amount equal to $2.0 million in the aggregate. The Mill Owner Maintenance Reserve Account and moneys on deposit therein, or otherwise credited thereto, do not secure Mobile Energy's senior indebtedness. Nevertheless, given that the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement permit funds on deposit in the Mill Owner Maintenance Reserve Account to be used, under certain limited circumstances, for, among other things, operations and maintenance expenses, amounts on deposit therein, or otherwise credited thereto, will be credited against Mobile Energy's funding obligation in respect of the Maintenance Reserve Account.

     Cash flow from operations is expected to consist almost exclusively of payments of Demand Charges and Processing Charges by the Mill Owners for Processing Services. Accordingly, the loss of revenues from any one Mill, whether due to a mill closure or otherwise, could have a material adverse impact on Mobile Energy's financial condition.

     The Energy Services Agreements and the Master Operating Agreement require the Mill Owners to pay Demand Charges and Processing Charges. The Demand Charges were designed generally to cover, among other things, Mobile Energy's projected costs that are in the nature of fixed costs (including the payment of debt service), assuming that certain operating performance standards are satisfied. The Processing Charges were designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including variable costs such as fuel related expenses.

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Charges vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. For the quarter and six month period ended June 30, 1996, 70.3% and 68.7%, respectively, of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Charges.

     The Demand Charges and the Processing Charges, collectively, were designed so as to result in Mobile Energy having net income. There can be no assurance, however, that (i) the assumptions with respect to operating performance standards that underlay the design of the Demand Charges and the Processing Charges will at all times be satisfied, (ii) the Demand Charges will at all times cover Mobile Energy's costs that are in the nature of fixed costs, including debt service payments, (iii) the Processing Charges will at all times cover the costs that are not covered by Demand Charges, including variable costs such as fuel related expenses, or (iv) the payment of Demand Charges and Processing Charges will at all times result in Mobile Energy having net income.

     Payments of Demand Charges and Processing Charges by the Mill Owners under the Energy Services Agreements are expected to provide virtually all of Mobile Energy's operating revenues and are therefore the primary source of funds for the payment of debt service. There are no significant alternative sources of funds available to Mobile Energy to make such debt service payments (other than a debt service reserve account established for the benefit of the holders of the First Mortgage Bonds (the "Debt Service Reserve Account"), a debt service reserve account established for the benefit of the holders of the Tax-Exempt Bonds (the "Tax-Exempt Debt Service Reserve Account") and, under certain circumstances, certain other accounts). The Debt Service Reserve Account is funded in an amount equal to $21,936,000 (the "Debt Service Reserve Account Required Balance"). Mobile Energy may, in whole or in part, replace moneys on deposit in, or fund amounts required to be deposited in, the Debt Service Reserve Account with Reserve Account Security. Currently Mobile Energy has funded the Debt Service Reserve Account with Reserve Account Security (in the form of a guaranty from Southern) in an amount equal to the Debt Service Reserve Account Required Balance. Currently, the Tax-Exempt Debt Service Reserve Account is funded with Reserve Account Security (in the form of a letter of credit) in an amount equal to $5,908,000.

     If Demand Charges and Processing Charges were at any time to be insufficient to cover Mobile Energy's fixed costs (including payment of debt service) Mobile Energy could be unable to make its required debt service payments (particularly if funds then available in the Debt Service Reserve Account, the Tax-Exempt Debt Service Reserve Account or the other accounts were also insufficient to cover such payments) or could be unable to pay its other fixed costs.

     The implementation of the Process Model will modify the manner in which the Processing Charges currently are calculated. Once the Process Model is implemented, Mobile Energy will be permitted to charge the Mill Owners, as a component of the Processing Charges, for only those quantities of coal as are calculated by the Process Model to be efficient quantities and only those quantities of gas as are determined by the Process Model to be in accordance with a specified protocol for boiler dispatch incorporated in the Process Model. If the Energy Complex uses more coal or gas than the quantities calculated or determined by the Process Model (because, for example, Mobile Energy has been inefficient in its use of gas, coal, black liquor, biomass, or sludge or has inappropriately dispatched its equipment), the costs attributable to the excess quantities of coal or gas will not be permitted to be included in the Processing Charges and, as a result, will be borne by Mobile Energy. By contrast, if the Energy Complex uses less coal or gas than the quantities calculated or determined by the Process Model, Mobile Energy will be permitted to include in the Processing Charges the costs associated with the Process Model quantities of coal and gas, notwithstanding that such calculated or determined quantities may exceed the actual quantities used by the Energy Complex. Thus, Mobile Energy will be rewarded for operating the Energy Complex more efficiently than the standards set forth in the Process Model and will bear the risk of operating the Energy Complex less efficiently than those standards. Mobile Energy believes that it generally will be able to operate the Energy Complex as efficiently as the standards set forth in the Process Model. Accordingly, Mobile Energy believes that the implementation of the Process Model alone will not cause its future results of operations to differ materially from its historical results of operations. Nevertheless, there can be no assurance that the Energy Complex will use fuel in accordance with the standards set forth in the Process Model, that Mobile Energy will operate the Energy Complex as or more efficiently than the standards set forth in the Process Model or that the Process Model will perform in accordance with its design or the principles set forth in the Master Operating Agreement.

     Mobile Energy believes that its cash flow from operations, together with its other available sources of liquidity will be adequate to make all required payments of principal of and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements for the foreseeable future.

Environmental Matters

Mobile Energy is subject to comprehensive and dynamic federal, state and local environmental laws and regulations, including those governing air emissions, waste water discharges and hazardous and non-hazardous waste disposal. Mobile Energy recognizes that both it and the Mills may incur capital and operating costs in the future to comply with currently existing laws and regulations, new regulatory requirements and possible new statutory requirements.

     One proposed regulatory requirement is the Cluster Rule, which has been proposed, but has not yet been promulgated, by the EPA. The EPA proposed a revised version of the water effluent guidelines and emissions standards contained in the Cluster Rule in 1996. Mobile Energy has not determined the potential impact of the revised proposed guidelines and standards on the Mills. None of the Mills are contractually obligated to Mobile Energy to comply with the Cluster Rule or any other environmental regulation. Thus, the Mills could choose to close entirely rather than incur the costs imposed by the Cluster Rule. As such, the failure by the Mills to spend the moneys necessary to comply with the Cluster Rule could, indirectly, have a material adverse impact on Mobile Energy's results of operations, to the extent that it were to reduce the amount of Processing Services the Mills purchase from the Energy Complex.

     Another such regulation is the Combustion Rule, which has not yet been officially proposed but which the EPA has indicated may be proposed in the late summer of 1996. If promulgated in some form, the Combustion Rule (which would principally apply to the Energy Complex) could require significant capital expenditures by Mobile Energy and equipment and operational modifications to the Energy Complex. Because the Combustion Rule has not yet been proposed, Mobile Energy cannot estimate the expense required to comply with such a rule. Under the Master Operating Agreement, Mobile Energy generally is permitted to charge the Mills the reasonable cost of capital expenditures or operation and maintenance expenses incurred by Mobile Energy as a result of the Combustion Rule or the Cluster Rule. Nevertheless, there can be no assurance that the Mill Owners will comply with their obligations under the Master Operating Agreement with respect to the Combustion Rule or the Cluster Rule. As such, the promulgation of the Cluster Rule or the Combustion Rule, together with the failure by the Mill Owners to comply with such obligations under the Master Operating Agreements, could have a material adverse effect on the financial condition of Mobile Energy.

     As regulatory agencies have not yet promulgated final standards for some existing programs, and as some proposed requirements (such as the Cluster Rule) and suggested requirements (such as the Combustion Rule) have not yet been enacted or adopted, Mobile Energy cannot at this time reasonably estimate its costs of compliance with these additional programs and requirements (some of which will not take effect for several years or may not be promulgated at all) or the timing of any such costs. Nevertheless, assuming that the current environmental regime (exclusive of any proposed or suggested statutes, rules or regulations) remains in effect, Mobile Energy is not aware of any environmental conditions at the Energy Complex that would reasonably be expected to have a material adverse effect on the financial condition of Mobile Energy.

     Finally, in the event that the Jackson Lott Road landfill or any other landfill at which Mobile Energy's boiler ash is disposed requires remediation in the future, Mobile Energy may be required to participate. At present, Mobile Energy cannot estimate the amount by which its costs would increase as a result thereof. However, a requirement to participate in landfill remediation could have a material adverse impact on Mobile Energy.

Funding of the Maintenance Reserve Account

The Intercreditor Agreement requires Mobile Energy to make certain deposits into the Maintenance Reserve Account, and permits Mobile Energy to make additional, discretionary deposits into the Maintenance Reserve Account. The amount of such required and discretionary deposits in any given fiscal year may be greater than the maintenance expenses actually incurred by Mobile Energy in such fiscal year. For purposes of calculating debt service coverage ratios under Mobile Energy's Financing Documents, deposits into the Maintenance Reserve Account and the Mill Owner Maintenance Reserve Account are deemed to be operating expenses in the fiscal year such deposits are made, rather than in the fiscal year funds are withdrawn from the Maintenance Reserve Account or the Mill Owner Maintenance Reserve Account to pay maintenance expenses. The effect of deeming such deposits to be operating expenses in the fiscal year the deposits are made (together with the funding provisions set forth in the Intercreditor Agreement that may cause or permit such deposits to be higher than actual maintenance expenses in any given fiscal year) is to levelize debt service coverage ratios over the term of the First Mortgage Bonds and the Tax-Exempt Bonds.

Tax Matters

Mobile Energy is required to comply with the provisions of federal, state and local tax laws. Future legislative, judicial or administrative changes to or interpretations of existing tax laws may occur that could result in Mobile Energy becoming subject to certain taxes to which it is not currently subject. Such changes could have a material adverse effect on the financial condition of Mobile Energy.

     Under Alabama law, property owned by the IDB and used by a private user pursuant to a lease or other agreement entered into prior to May 1992 (or entitled to be used by a private user at some future time pursuant to an inducement entered into or adopted prior to May 1992) is not subject to ad valorem taxes. The Energy Complex equipment refinanced with the Tax-Exempt Bonds, the 1994 Bonds, the Mixed-Use Bonds and the Environmental Bonds is all owned by the IDB and was constructed and leased to a private user prior to May 1992 or, in the case of the equipment financed with the 1994 Bonds, pursuant to an inducement agreement entered into prior to May 1992. Accordingly, Mobile Energy has taken the position that such equipment is not subject to ad valorem taxes (and that no such taxes have ever been paid with respect to such equipment). In addition, Mobile Energy has received no notice or other determination from the Alabama Department of Revenue or the County of Mobile finding that such equipment actually is (or will be) subject to ad valorem taxes. There can be no assurance, however, that Mobile Energy will at all times be considered to be in compliance with all applicable tax statutes and regulations or if such equipment were subject to ad valorem taxes, that any action required to bring Mobile Energy into compliance with applicable tax statutes and regulations would not materially adversely affect Mobile Energy's financial condition.

PART II        -    OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders

                    Omitted pursuant to General Instruction J.

Item 6.             Exhibits and Reports on Form 8-K.

    (a)             Exhibits.

                    Exhibit 27 - Financial Data Schedules
                    (a)    Mobile Energy
                    (b)    Holdings

    (b)             Reports on Form 8-K.

                    Neither registrant filed a Form 8-K during the six month period ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES COMPANY L.L.C.


              /s/ Thomas G. Boren
     By       Thomas G. Boren
              President and Chief Executive Officer
              (Principal Executive Officer)



              /s/ Raymond D. Hill
     By       Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)


                                                     Date:    August 14, 1996
- ------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES HOLDINGS, INC.


              /s/ Thomas G. Boren
     By       Thomas G. Boren
              President and Chief Executive Officer



              /s/ Raymond D. Hill
     By       Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)

                                                     Date:    August 14, 1996