Form 10-Q
period 1996-09-30
MOBILE ENERGY SERVICES CO LLC; MOBILE ENERGY SERVICES HOLDINGS INC
filed 1996-11-12
CIK 948362, 945979

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

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

                                                          Description of                  Shares Outstanding
Registrant                                                Common Stock                     at October 31, 1996
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


                                Table of Contents
                                                                           PAGE
PART I

Selected Definitions                                                         4

Item 1.    Financial Statements                                             11

Mobile Energy Services Company, L.L.C.
           Management's Opinion as to Fair Statement of Results             11
           Statements of Income                                             12
           Statements of Cash Flows                                         13
Balance Sheets                                                              14
Mobile Energy Services Holdings, Inc.
           Management's Opinion as to Fair Statement of Results             15
           Consolidated Statements of Income                                16
           Consolidated Statements of Cash Flows                            17
           Consolidated Balance Sheets                                      18

Notes to the Condensed Financial Statements                                 19

Item 2.    Combined Management's Discussion and Analysis of Results of
               Operations and Financial Condition                           21

PART II

Item 4.    Submission of Matters to a Vote of Security Holders              31

Item 6.    Exhibits and Reports on Form 8-K                                 31

Signatures                                                                  32

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

        "Confidentiality Agreement" means the Confidentiality Agreement dated December 12, 1994 among Southern Energy, Mobile Energy, Scott/Kimberly-Clark, and S.D. Warren.

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

        "IDB" means Industrial Development Board of the City of Mobile, Alabama.

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

        "Mill Owners" means the Paper Mill Owner, the Pulp Mill Owner, and the Tissue Mill Owner.

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

        "O&M Agreement" means the Facility Operations and Maintenance Agreement dated December 12, 1994 between Mobile Energy and Southern Energy.

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

        "Southern" means The Southern Company.

        "Southern Energy" means Southern Energy, Inc. formerly Southern Electric International, Inc.

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

        "Tax-Exempt Indenture" means the Amended and Restated Trust Indenture dated as of August 1, 1995 between the IDB and First Union National Bank of Georgia, as trustee, under which the Tax-Exempt Bonds were issued in August 1995.

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

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of Mobile Energy included herein have been prepared by Mobile Energy without audit, pursuant to the rules and regulations of the SEC. In the opinion of Mobile Energy's management, the information furnished herein reflects all adjustments (which, except for the termination of interest rate hedging agreements as described in Note (A) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Mobile Energy believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Mobile Energy's Annual Report on Form 10-K for the year ended December 31, 1995.


                                         MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                            STATEMENTS OF INCOME (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                     For the Three Months                    For the Nine Months
                                                     Ended September 30,                     Ended September 30,
                                                     -----------------------                 -----------------------
                                                       1996             1995                 1996               1995
                                                       ----             ----                 ----               ----
OPERATING REVENUES:
     Demand charges                                 $14,350          $14,678              $43,276            $43,658
     Processing sales                                 6,068            5,520               18,809             17,757
     Other                                              200              125                  643                347
                                                    -------          -------             --------            -------
       Total operating revenues                      20,618           20,323               62,728             61,762
OPERATING EXPENSES:
     Operations and maintenance                       6,490            6,974               18,642             19,024
     Fuel                                             1,351            1,137                5,260              4,645
     Depreciation and amortization                    3,135            2,923                9,340              8,558
                                                    -------          -------             --------            -------
       Total operating expenses                      10,976           11,034               33,242             32,227

OPERATING INCOME                                      9,642            9,289               29,486             29,535
INTEREST EXPENSE                                     (7,497)          (5,487)             (22,622)           (11,036)
OTHER INCOME                                            132              546                  601                589
                                                    -------          -------             --------            -------

NET INCOME                                          $ 2,277          $ 4,348             $  7,465            $19,088
                                                    =======          =======             ========            =======


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.



                                          MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                           STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (Stated in Thousands of Dollars)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                --------------------------------
                                                                                  1996                      1995
                                                                                 -----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                              $  7,465                  $ 19,088
                                                                              --------                  --------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                         9,340                     8,558
           Change in operating assets and liabilities:
               Accounts receivable                                                  33                    (9,168)
               Materials and supplies                                              (42)                        0
               Prepaid expenses and other current assets                         1,367                     1,403
               Accounts payable                                                 (1,014)                   (8,675)
               Accrued interest and other current liabilities                   (3,510)                    2,375
                                                                              --------                  --------
                    Total adjustments                                            6,174                    (5,507)
                                                                              --------                  --------
                    Net cash provided by operating activities                   13,639                    13,581
                                                                              --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                                (5,516)                     (680)
      Construction work in process                                              (3,481)                   (4,065)
                                                                              --------                  --------
               Net cash used in investing activities                            (8,997)                   (4,745)
                                                                              --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan Costs                                                                    20                         0
      Issuance of notes payable                                                 (1,612)                 (190,000)
      Equity Contributions                                                           0                     3,057
      Payments on long-term debt                                                (4,880)                  211,408
      Payment of member distributions                                          (23,004)                  (13,825)
                                                                              --------                  --------
               Net cash used in financing activities                           (29,476)                   10,640
                                                                              --------                  --------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (24,834)                   19,476
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                                 40,990                     1,173
                                                                              --------                  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 16,156                  $ 20,649
                                                                              ========                  ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                            $ 24,585                 $   6,805
                                                                              ========                 =========


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.


                                          MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                                      BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS


                                                                  At September 30, 1996              At December 31,
                                                                       (Unaudited)                         1995
                                                                  ---------------------              ---------------
CURRENT ASSETS
   Cash and cash equivalents                                             $  7,469                       $ 40,990
   Restricted deposits                                                      8,687                              0
   Trade accounts receivable                                               13,765                         13,798
   Materials and supplies                                                   2,560                          2,518
   Prepaid expenses and other                                                 265                          1,632
                                                                         --------                       --------
         Total current assets                                              32,746                         58,938
                                                                         --------                       --------

PROPERTY, PLANT AND EQUIPMENT                                             366,592                        361,076
   Less accumulated depreciation                                          (20,541)                       (11,795)
   Construction work in process                                            11,291                          7,810
                                                                         --------                       --------
         Property, plant and equipment, net                               357,342                        357,091
                                                                         --------                       --------

DEFERRED LOAN COST
   Net of accumulated amortization of $797 and $285 at
   September 30, 1996 and December 31, 1995 respectively                   14,359                         14,862
                                                                         --------                       --------

         Total assets                                                    $404,447                       $430,891
                                                                         ========                       ========

                         LIABILITIES AND MEMBERS' EQUITY

                                                                   At September 30, 1996           At December 31,
                                                                         (Unaudited)                    1995
                                                                   ---------------------           --------------
CURRENT LIABILITIES
   Trade accounts payable                                                $  1,133                       $    783
   Account payable - associated company                                     4,621                          5,985
   Dividends payable                                                            0                         23,004
   Note payable                                                            12,463                         14,075
   Current portion - long-term debt                                         7,350                          5,895
   Accrued interest                                                         6,878                          9,889
   Other                                                                    1,533                          2,022
                                                                         --------                       --------
         Total current liabilities                                         33,978                         61,653
                                                                         --------                       --------

LONG-TERM DEBT                                                            296,131                        302,466
COMMITMENTS AND CONTINGENCIES (Note B)
MEMBERS' EQUITY                                                            74,338                         66,772
                                                                         --------                       --------

         Total liabilities and members' equity                           $404,447                       $430,891
                                                                         ========                       ========

The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed consolidated financial statements of Holdings included herein have been prepared by Holdings without audit, pursuant to the rules and regulations of the SEC. In the opinion of Holdings' management, the information furnished herein reflects all adjustments (which, except for the termination of interest rate hedging agreements as described in Note (A) to the Condensed Consolidated Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Holdings believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.


                                    MOBILE ENERGY SERVICES HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                      (Stated in Thousands of Dollars)

                                                  For the Three Months             For the Nine Months
                                                   Ended September 30,             Ended September 30,
                                                  --------------------            ---------------------
                                                  1996         1995               1996           1995
                                                  ----         ----               ----           ----

OPERATING REVENUES:
    Demand charges                             $14,350          $14,678          $43,276         $43,658
    Processing sales                             6,068            5,520           18,809          17,757
    Other                                          200              125              643             347
                                               -------          -------          -------         -------
     Total operating revenues                   20,618           20,323           62,728          61,762
OPERATING EXPENSES:
    Operations and maintenance                   6,390            6,974           18,542          19,024
    Fuel                                         1,351            1,137            5,260           4,645
    Depreciation and amortization                3,135            2,923            9,340           8,558
                                               -------          -------          -------         -------
       Total operating expenses                 10,876           11,034           33,142          32,227

OPERATING INCOME                                 9,742            9,289           29,586          29,535
INTEREST EXPENSE                                (7,497)          (5,487)         (22,622)        (11,036)
OTHER INCOME                                       195              546              681             589
MINORITY INTEREST                                  (23)             (26)             (75)           (117)
                                               -------          -------          -------         -------
INCOME BEFORE TAXES                              2,417            4,322            7,570          18,971
PROVISION FOR INCOME TAXES                         886            1,663            2,857           7,301
                                               -------          -------          -------         -------
NET INCOME                                     $ 1,531          $ 2,659          $ 4,713         $11,670
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



                                    MOBILE ENERGY SERVICES HOLDINGS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (Stated in Thousands of Dollars)


                                                                              For the Nine Months
                                                                              Ended September, 30,
                                                                            -----------------------
                                                                            1996               1995
                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                        $  4,713         $   11,670
                                                                        --------         ----------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                   9,340              8,558
           Change in operating assets and liabilities:
               Accounts receivable                                            33             (9,168)
               Materials and supplies                                        (42)                 0
               Prepaid expenses and other current assets                   1,368                  0
               Accounts payable                                           (4,740)            (8,654)
               Accrued interest and other current liabilities             (1,328)             3,326
                                                                        --------         ----------
                    Total adjustments                                      4,631             (5,938)
                                                                        --------         ----------
                    Net cash provided by operating activities              9,344              5,732
                                                                        --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                          (5,516)             (680)
      Construction work in process                                        (3,481)           (4,065)
                                                                        --------         ---------
               Net cash used in investing activities                      (8,997)           (4,745)
                                                                        --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan Costs                                                               0                 0
      Increase in deferred income taxes                                    7,814            15,985
      Issuance of notes payable                                           (1,612)         (190,000)
      Payments on long-term debt                                          (4,880)          211,408
      Payment of dividends                                               (23,004)          (14,694)
                                                                        --------         ---------
               Net cash used in financing activities                     (21,682)           22,699
                                                                        --------         ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (21,335)           23,686
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                           41,118             1,173
                                                                        --------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 19,783         $  24,859
                                                                        ========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                      $ 24,585         $   6,805
                                                                        ========         =========

      Cash received during the period for:
               Cash received for Income Tax                             $  7,144         $   7,268
                                                                        ========         =========


The accompanying notes as they relate to Holdings are an integral part of these condensed statements.



                      MOBILE ENERGY SERVICES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)


                                     ASSETS
                                                                  At September 30, 1996       At December 31,
                                                                       (Unaudited)                  1995
                                                                  ---------------------       ---------------
CURRENT ASSETS
   Cash and cash equivalents                                              $ 11,096               $  41,118
   Restricted deposits                                                       8,687                       0
   Trade accounts receivable                                                13,765                  13,798
   Materials and supplies                                                    2,560                   2,518
   Prepaid expenses and other                                                  265                   1,633
                                                                          --------               ---------
         Total current assets                                               36,373                  59,067
                                                                          --------               ---------

PROPERTY, PLANT AND EQUIPMENT                                              366,592                 361,076
   Less accumulated depreciation                                           (20,541)                (11,795)
   Construction work in process                                             11,291                   7,810
                                                                          --------                --------
         Property, plant and equipment, net                                357,342                 357,091
                                                                          --------                --------
DEFERRED LOAN COST
   Net of accumulated amortization of $797 and $285 at
   September 30, 1996 and December 31, 1995 respectively                    14,359                  14,862
                                                                          --------                --------

         Total assets                                                     $408,074                $431,020
                                                                          ========                ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                   At September 30, 1996     At December 31,
                                                                         (Unaudited)               1995
                                                                   ----------------------    ----------------
CURRENT LIABILITIES
   Trade accounts payable                                                 $  1,133                $    783
   Account payable - associated company                                        917                   6,007
   Dividends payable                                                             0                  23,004
   Note payable                                                             12,463                  14,075
   Current portion - long-term debt                                          7,350                   5,895
   Current income tax payable                                                5,523                   3,335
   Accrued interest                                                          6,878                   9,889
   Other                                                                     1,549                   2,038
                                                                          --------                --------
         Total current liabilities                                          35,813                  65,026
                                                                          --------                --------
DEFERRED INCOME TAX                                                         29,908                  22,094
                                                                          --------                --------
LONG-TERM DEBT                                                             296,131                 302,466
                                                                          --------                --------
MINORITY INTEREST                                                              743                     668
                                                                          --------                --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
         Common stock, $1 par value; 1,000 shares
               authorized and outstanding                                        1                       1
         Paid-in capital                                                    41,367                  41,367
         Retained earnings (deficit)                                         4,111                    (602)
                                                                          --------                --------
               Total stockholder's equity                                   45,479                  40,766
                                                                          --------                --------
               Total liabilities and stockholder's equity                 $408,074                $431,020
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Background

Mobile Energy and Holdings were formed to acquire, own and manage the energy and black liquor recovery complex (the "Energy Complex") located at an integrated pulp, paper and tissue manufacturing facility in Mobile, Alabama (the "Mobile Facility"). Holdings acquired the Energy Complex (the "Acquisition") and commenced operations on December 16, 1994 (the "Acquisition Closing Date"). Holdings transferred all its interests in the Energy Complex to Mobile Energy on July 14, 1995. Mobile Energy's sole business consists exclusively of the ownership and management of the Energy Complex. Holdings, which owns 99% of the equity interests in Mobile Energy, does not conduct any independent operations. Southern Energy owns the remaining equity interest in Mobile Energy.

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

Results of Operations

Because the Energy Complex was not operated as an independent business prior to its acquisition by Holdings, Holdings did not purchase a business from Scott but, rather, purchased assets. Since the Acquisition, Holdings and subsequently Mobile Energy have operated such assets as an independent business. The business with respect to the Energy Complex commenced on December 16, 1994 when Holdings began operations. As a consequence of the relatively short time period Holdings and Mobile Energy have operated the Energy Complex, discussion and analysis of their results of operations is necessarily limited in scope, and may not be indicative of their future results of operations and financial condition. Thus, the financial information contained herein is not necessarily representative of the future results of operations and financial condition of Mobile Energy or Holdings.
                                                 21

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

Revenues

Operating revenues for the quarter and nine month period ended September 30, 1996 increased $.3 million, or 1.5%, and $1.0 million, or 1.6%, respectively, compared to the same periods in 1995. The increases for both periods are primarily due to increased processing sales and, to a lesser extent, increases in compressed air sales. The level of Processing Charges for both periods reflects utilization of the Energy Complex near capacity levels. Demand Charges and Processing Charges for the quarter and nine month period ended September 30, 1996 and 1995, in thousands of dollars and expressed as a percent of total revenues, were as follows:

                                       Quarter Ended                                   Year to Date
                         ------------------------------------------     -----------------------------------------
                        September 30, 1996      September 30, 1995      September 30, 1996     September 30, 1995
                         Dollars    Percent      Dollars    Percent      Dollars    Percent     Dollars   Percent
                         -------    -------      -------    -------      -------    -------     -------   -------
                                  (Dollars in thousands)                          (Dollars in thousands)
    Demand Charges:
      Pulp Mill          $9,223      44.7%       $9,595      47.2%       $27,942      44.5%      $28,531    46.2%
      Tissue Mill         2,533      12.3%        2,509      12.4%         7,573      12.1%        7,478    12.1%
      Paper Mill          2,594      12.6%        2,574      12.7%         7,761      12.4%        7,649    12.4%
                         ------      ----        ------      ----        -------      ----       -------    ----
                         14,350      69.6%       14,678      72.3%        43,276      69.0%       43,658    70.7%

    Processing Charges: (1)
      Pulp Mill           1,117       5.4%          877       4.3%         3,913       6.2%        3,326     5.4%
      Tissue Mill         2,479      12.0%        2,339      11.5%         7,461      11.9%        7,206    11.6%
      Paper Mill          2,472      12.0%        2,304      11.3%         7,435      11.9%        7,225    11.7%
                         ------      ----        ------      ----        -------      ----       -------    ----
                          6,068      29.4%        5,520      27.1%        18,809      30.0%       17,757    28.7%

    Other revenues (2)      200       1.0%          125       0.6%           643       1.0%          347     0.6%
                        -------     -----       -------     -----       --------     -----      --------  ------

    Total revenues      $20,618     100.0%      $20,323     100.0%       $62,728     100.0%      $61,762   100.0%
                        =======     =====       =======     =====        =======     =====       =======   =====

(1) Includes Processing Charges plus ash hauling revenue.
(2) Consists only of compressed air sales.

     The Mills' Peak Usages of Processing Services during 1995 and the nine month periods ended September 30, 1996 and 1995 were as follows:

                                          1995                     YTD 9-30-96                  YTD 9-30-95
                                   ---------------------       --------------------        ----------------------
                                   Peak       Contractual      Peak      Contractual       Peak       Contractual
    Mill  Processing Services      Usage        Demand         Usage       Demand          Usage        Demand
    ----  -------------------      -----        ------         -----       ------          -----        ------

   Pulp   Liquor Conversion
          MMLBs/week               38.9          42.7          44.6         42.7           42.2            42.7
          Steam
          MMBTUs/hr               602.2         500.0         486.0        500.0          602.2           500.0
          Electricity                                                                      Not
          MW/hr                    31.2          32.0          30.0         32.0       Available           32.0


                                         1995                     YTD 9-30-96                 YTD 9-30-95
                                   ---------------------       --------------------        ----------------------
                                   Peak       Contractual      Peak      Contractual       Peak       Contractual
    Mill  Processing Services      Usage        Demand         Usage       Demand          Usage        Demand
    ----  -------------------      -----        ------         -----       ------          -----        ------
   Tissue Steam
          MMBTUs/hr               239.3         280.0         222.0        280.0          233.3           280.0
          Electricity
          MW/hr                    39.5          39.5          38.9         39.5           39.5            39.5

   Paper  Steam
          MMBTUs/hr               506.2         420.0         395.0        420.0          506.2           420.0
          Electricity
          MW/hr                    22.6          22.5          22.3         22.5           22.6            22.5

     Prior to the installation of certain electrical meters, which was completed in February 1996, Mobile Energy could not precisely determine the peak usage of each Mill for Power Processing Services.

Expenses

Total operations and maintenance expense decreased $.5 million, or 6.9%, for the quarter ended September 30, 1996, compared to the same period in 1995. Year to date operations and maintenance expense for 1996 decreased $.4 million, or 2.0%, compared to 1995. The third quarter and year to date decrease in operations and maintenance expense in 1996 results from the occurrence in 1995 of a scheduled maintenance outage of the entire Mobile Complex, including the Pulp Mill, the Paper Mill and the Tissue Mill in 1995. There is not another outage of this type scheduled until the spring of 1998. Fuel expense compared to the prior year increased $.2 million, or 18.8%, for the third quarter and increased $.6 million, or 13.2%, for the nine month period ended September 30, 1996. The $.6 million increase in fuel expense resulted from scheduled maintenance outages in March 1996 and September 1996, during which Mobile Energy used a standby gas-fired boiler in lieu of its primary coal-fired boiler, which was idle during the outage. Depreciation and amortization expense increased $.2 million and $.8 million for the quarter and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 primarily due to capital additions made in 1995 and 1996.

     Interest expense increased $2.0 million, or 36.6%, and $11.6 million, or 105%, in the quarter and nine month periods ended September 30, 1996 compared to the same periods in 1995. Both increases reflect the issuance of $255.2 million First Mortgage Bonds in August 1995 bearing a coupon interest rate of 8.665% and the amortization of swap breakage costs relative to interest rate hedging agreements entered into in connection with the Acquisition.

     Mobile Energy's net income for the third quarter of 1996 was $2.3 million, representing a decrease of $2.1 million, or 47.6%, compared to the third quarter of 1995. Similarly, net income for the nine month period ended September 30, 1996 was $7.5 million, representing a decrease of $11.6 million, or 60.9%, compared to the same period in 1995. Both decreases were largely due to the increases in interest expense explained previously. Holdings' net income for the third quarter and first nine months of 1996 compared to the same periods in 1995 decreased 42.4% and 59.6% , respectively, and reflected comparable decreases in minority interest and income taxes. Income taxes were provided for based on a combined 38.25% state and federal rate applied to pre-tax income.

Liquidity and Capital Resources

As of September 30, 1996, Holdings had $19.8 million in cash and cash equivalents and total debt of $315.9 million. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies.

     Mobile Energy's working capital needs generally relate to Operation and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain operation and maintenance activities in a separate account (the " Maintenance Reserve Account") before such operation and maintenance activities are performed for Mobile Energy.

     Operation and Maintenance Costs are budgeted at $28.2 million and $29.6 million for 1996 and 1997, respectively. During the nine month period ending September 30, 1996, actual Operation and Maintenance Costs aggregated $18.5 million compared to a budget of $18.7 million. As of September 30, 1996 Mobile Energy also had spent approximately $20.4 million on the construction and installation of certain facilities and equipment and to purchase inventory, of which approximately $8.5 million was expended during the nine months of 1996.

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

     Mobile Energy's projected accrued obligations for required payments of principal and interest on long-term debt for calendar years 1996 and 1997 are $34.7 million and $34.7 million, respectively. Payments of principal and interest on long-term debt for the nine month period ending September 30, 1996 aggregated $29.7 million.

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under the Working Capital Facility, balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1995, Mobile Energy has drawn an aggregate of $8.7 million under such a revolving credit facility maintained by Southern with Banque Paribas.

     In order to provide for Mobile Energy's working capital needs, in August 1995 Mobile Energy entered into the Working Capital Facility with Banque Paribas (the "Working Capital Facility Provider") providing working capital loans to Mobile Energy. The Working Capital Facility provides for a maximum available amount of $15.0 million and may be drawn on by Mobile Energy from time to time. Borrowings under the Working Capital Facility generally will be used by Mobile Energy to pay for Operation and Maintenance Costs incurred by Mobile Energy. Each working capital loan is due and payable no later than 90 days from the date such working capital loan was advanced to Mobile Energy, and no more than $5.0 million (to be adjusted in proportion to any adjustments to the maximum available amount under the Working Capital Facility) of working capital loans may be scheduled to mature during any calendar month. Mobile Energy is required to repay each working capital loan on its due date and may, upon notice to the Working Capital Facility Provider, repay or prepay any working capital loan on any business day without premium or penalty, other than certain funding breakage costs in respect of working capital loans bearing interest at the LIBOR Rate (as defined in the Working Capital Facility). Mobile Energy is permitted to re-borrow all amounts repaid or prepaid. Mobile Energy is required to repay all working capital loans such that no amounts are outstanding under the Working Capital Facility one time each year for a period of five consecutive days. In order to meet this request, the working capital facility was paid down on September 16, 1996 and no amount was outstanding under the Working Capital Facility until September 30, 1996. Mobile Energy obtained $3.7 million from Holdings in the form of an intercompany loan, which was used to pay the Working Capital Facility down. The loan, which is subordinate to Mobile Energy's other Long Term debt, has an indefinite repayment term. Subject to earlier termination under certain circumstances and subject to extension thereof by the Working Capital Facility Provider, the Working Capital Facility will expire on December 31, 2001.

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

     The Intercreditor Agreement requires Mobile Energy to periodically make deposits into the Maintenance Reserve Account sufficient to cover projected future Maintenance Expenditures, any shortfalls in the amounts of prior deposits required to be made into the account by Mobile Energy, and any withdrawals in excess of the projected Maintenance Expenditures. Mobile Energy may also make additional, discretionary deposits into the Maintenance Reserve Account. In lieu of funding the Maintenance Reserve Account with cash, or in replacement of moneys required to be on deposit therein, Mobile Energy may from time to time deliver "Reserve Account Security," which is either, or any combination of, (i) a guaranty from Southern provided Southern satisfies certain credit standards set out in the Intercreditor Agreement, or (ii) one or more letters of credit issued by a commercial bank or banks whose long-term unsecured debt is rated at least "A" by Standard & Poors' Ratings Group, "A" by Fitch Investors Service, L.P. and "A2" by Moody's Investors Service, Inc.

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

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Charges vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. For the quarter and nine month period ended September 30, 1996, 69.6% and 69.0%, respectively, of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Charges.

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

     One proposed regulatory requirement is the Cluster Rule, which has been proposed, but has not yet been promulgated, by the EPA. The EPA proposed a revised version of the water effluent guidelines and emissions standards contained in the Cluster Rule in 1996. The Cluster Rule has not been finalized. Mobile Energy has not determined the potential impact of the revised proposed guidelines and standards on the Mills. None of the Mills are contractually obligated to Mobile Energy to comply with the Cluster Rule or any other environmental regulation. Thus, the Mills could choose to close entirely rather than incur the costs imposed by the Cluster Rule. As such, the failure by the Mills to spend the moneys necessary to comply with the Cluster Rule could, indirectly, have a material adverse impact on Mobile Energy's results of operations, to the extent that it were to reduce the amount of Processing Services the Mills purchase from the Energy Complex.

     Another such regulation is the Combustion Rule, which has not yet been officially proposed but which the EPA has indicated may be proposed in late 1996. If promulgated in some form, the Combustion Rule (which would principally apply to the Energy Complex) could require significant capital expenditures by Mobile Energy and equipment and operational modifications to the Energy Complex. Because the Combustion Rule has not yet been proposed, Mobile Energy cannot estimate the expense required to comply with such a rule. Under the Master Operating Agreement, Mobile Energy generally is permitted to charge the Mills the reasonable cost of capital expenditures or operation and maintenance expenses incurred by Mobile Energy as a result of the Combustion Rule or the Cluster Rule. Nevertheless, there can be no assurance that the Mill Owners will comply with their obligations under the Master Operating Agreement with respect to the Combustion Rule or the Cluster Rule. As such, the promulgation of the Cluster Rule or the Combustion Rule, together with the failure by the Mill

Owners to comply with such obligations under the Master Operating Agreement, could have a material adverse effect on the financial condition of Mobile Energy.

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

                    Omitted pursuant to General Instruction J.

Item 6.             Exhibits and Reports on Form 8-K.

    (a)             Exhibits.

                    Exhibit 27 - Financial Data Schedules
                    (a)    Mobile Energy
                    (b)    Holdings

    (b)             Reports on Form 8-K.

                    Neither registrant filed a Form 8-K during the nine month period ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES COMPANY L.L.C.



     By       /s/ Thomas G. Boren
              Thomas G. Boren
              President and Chief Executive Officer
              (Principal Executive Officer)




     By      /s/ Raymond D. Hill
              Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)


                                                   Date:    November 14, 1996
------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES HOLDINGS, INC.



     By      /s/ Thomas G. Boren
              Thomas G. Boren
              President and Chief Executive Officer




     By       /s/ Raymond D. Hill
              Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)

                                                   Date:    November 14, 1996