Form 10-Q
period 1997-03-31
MOBILE ENERGY SERVICES CO LLC; MOBILE ENERGY SERVICES HOLDINGS INC
filed 1997-05-15
CIK 948362, 945979

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

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



==============================================================================

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

                                                 Description of           Shares Outstanding
Registrant                                       Common Stock             at  April 30, 1997
Mobile Energy Services Company, L.L.C.            Not Applicable
Mobile Energy Services Holdings, Inc.             Par Value $1 Per Share                   1,000

       Each of the registrants meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure as permitted by such General Instruction H.

                                Table of Contents

PART I                                                                                                PAGE



Selected Definitions                                                                                     4

Item 1.       Financial Statements                                                                       9

Mobile Energy Services Company, L.L.C.
              Management's Opinion as to Fair Statement of Results                                       9
              Statements of Income                                                                      10
              Statements of Cash Flows                                                                  11
Balance Sheets                                                                                          12
Mobile Energy Services Holdings, Inc.
              Management's Opinion as to Fair Statement of Results                                      13
              Consolidated Statements of Income                                                         14
              Consolidated Statements of Cash Flows                                                     15
              Consolidated Balance Sheets                                                               16

Notes to the Condensed Financial Statements                                                             18

Item 2.       Combined Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                                    20

PART II

Item 6.       Exhibits and Reports on Form 8-K                                                          25

Signatures                                                                                              26

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

                  "Cluster Rule" means a regulation proposed by the EPA in December 1993 that includes (1) certain effluent limitation guidelines and standards for the control of waste water pollutants from pulp and paper industry facilities and (2) a national emission standard for hazardous air pollutants emitted from mills that chemically pulp wood fiber using kraft, sulfite, soda, or semi-chemical methods.

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

                  "Master Operating Agreement" means the amended and restated Master Operating Agreement (including any amendments thereto or restatements thereof) dated as of July 13, 1995 among Mobile Energy, Scott/Kimberly-Clark, the Tissue Mill Owner, the Pulp Mill Owner, and the Paper Mill Owner.

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

Item 1.  FINANCIAL STATEMENTS




                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of Mobile Energy included herein have been prepared by Mobile Energy without audit, pursuant to the rules and regulations of the SEC. In the opinion of Mobile Energy's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Mobile Energy believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Mobile Energy's Report on Form 10-K for the year ended December 31, 1996.






                               MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                 STATEMENTS OF INCOME (UNAUDITED)
                               (Stated in Thousands of Dollars)


                                                               For the Three Months               For the Three Months
                                                               Ended March 31, 1997               Ended March 31, 1996
                                                               --------------------               --------------------

OPERATING REVENUES:
         Demand charges                                                $14,086                           $14,208
         Processing sales                                                7,977                             6,705
         Other                                                             180                               268
                                                                       --------                          -------
               Total operating revenues                                 22,243                            21,181
                                                                       -------                           -------

OPERATING EXPENSES:
         Operations and maintenance                                      6,792                             6,279
         Fuel                                                            2,923                             1,911
         Depreciation and amortization                                   3,241                             3,068
                                                                       -------                           -------
               Total operating expenses                                 12,956                            11,258
                                                                       -------                           -------

OPERATING INCOME                                                         9,287                             9,923
INTEREST EXPENSE                                                        (7,413)                           (7,581)
OTHER INCOME                                                               132                               191


NET INCOME                                                             $ 2,006                           $ 2,533
                                                                       =======                           ========




The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.


                                   MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (Stated in Thousands of Dollars)

                                                                        For the Three Months           For the Three Months
                                                                      Ended March 31, 1997             Ended March 31, 1996
                                                                      --------------------             --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $  2,006                      $  2,533
                                                                               --------                      --------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                          3,598                         3,744
           Change in operating assets and liabilities:
               Accounts receivable                                                 (296)                         (426)
               Prepaid expenses and other current assets                         24,981                         4,278
               Accounts payable                                                  (3,949)                       (1,338)
               Accrued interest and other current liabilities                   (10,210)                       (5,648)
                                                                               --------                      --------
                    Total adjustments                                            14,124                           610
                                                                               --------                      --------
                    Net cash provided by (used in) operating activities          16,130                         3,143
                                                                               --------                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                                   (352)                       (3,965)
                                                                               ---------                     --------
               Net cash used in investing activities                               (352)                       (3,965)
                                                                               --------                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of notes payable, net                              (7,211)                        5,943
      Equity Contributions                                                        7,071                             0
      Repayment of long-term debt                                               (17,270)                      (12,265)
      Payment of member distributions                                           (12,782)                      (23,004
                                                                               ---------                     --------
               Net cash used in financing activities                            (30,192)                      (29,326)
                                                                               --------                      --------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (14,414)                      (30,148)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                                  19,896                        40,990
                                                                               --------                      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  5,482                      $ 10,842
                                                                               ========                      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                             $ 13,959                      $ 10,085
                                                                               ========                      ========


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.



                              MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                         BALANCE SHEETS
                              (Stated in Thousands of Dollars)

                                            ASSETS

                                                                    At March 31, 1997                At December 31,
                                                                       (Unaudited)                         1996
                                                                    -----------------                ---------------
CURRENT ASSETS
   Cash and cash equivalents                                              $ 5,482                      $  19,896
   Restricted deposits                                                      8,910                         17,414
   Trade accounts receivable                                               14,763                         14,467
   Materials and supplies                                                   2,818                          2,854
   Prepaid expenses and other                                                 859                             30
                                                                          -------                       --------
         Total current assets                                              32,832                         54,661
                                                                          -------                       --------

PROPERTY, PLANT AND EQUIPMENT                                              374,951                       374,988
   Less accumulated depreciation                                           (26,682)                      (23,667)
   Construction work in process                                              3,957                         3,568
                                                                          --------                      --------
         Property, plant and equipment, net                                352,226                       354,889
                                                                          --------                      --------

DEFERRED LOAN COST
   Net of accumulated amortization of $1,139 and $968 at
   March 31, 1997 and December 31, 1996 respectively                        14,017                        14,188
                                                                          --------                      --------

         Total assets                                                     $399,075                      $423,738
                                                                          ========                      ========

                         LIABILITIES AND MEMBERS' EQUITY

                                                                     At March 31, 1997             At December 31,
                                                                         (Unaudited)                    1996
                                                                     -----------------             ---------------
CURRENT LIABILITIES
   Trade accounts payable                                                 $    887                      $  1,287
   Account payable - associated company                                        467                         4,016
   Distribution payable                                                          0                        12,782
   Note payable16,353                                                       23,564
   Current portion - long-term debt                                          7,670                         7,350
   Accrued interest                                                          6,885                        13,846
   Other                                                                     1,845                         1,524
                                                                          --------                      --------
         Total current liabilities                                          34,107                        64,369
                                                                          --------                      --------

LONG-TERM DEBT 292,983                                                     296,461
COMMITMENTS AND CONTINGENCIES
MEMBERS' EQUITY                                                             71,985                        62,908
                                                                          --------                      --------

         Total liabilities and members' equity                            $399,075                      $423,738
                                                                          ========                      ========

The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

                                       12

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed consolidated financial statements of Holdings included herein have been prepared by Holdings without audit, pursuant to the rules and regulations of the SEC. In the opinion of Holdings' management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Holdings believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings Report on Form 10-K for the year ended December 31, 1996.



                                    MOBILE ENERGY SERVICES HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    (Stated in Thousands of Dollars)


                                                               For the Three Months               For the Three Months
                                                               Ended March 31, 1997               Ended March 31, 1996
                                                               --------------------               --------------------

OPERATING REVENUES:
         Demand charges                                                $14,086                           $14,208
         Processing sales                                                7,977                             6,705
         Other                                                             180                               268
                                                                       -------                           -------
               Total operating revenues                                 22,243                            21,181
                                                                       -------                           -------

OPERATING EXPENSES:
         Operations and maintenance                                      6,792                             6,279
         Fuel                                                            2,923                             1,911
         Depreciation and amortization                                   3,241                             3,068
                                                                       -------                           -------
               Total operating expenses                                 12,956                            11,258
                                                                       -------                            ------

OPERATING INCOME                                                         9,287                             9,923
INTEREST EXPENSE                                                        (7,413)                           (7,581)
OTHER INCOME   116                                                         191
MINORITY INTEREST                                                          (20)                              (25)
                                                                       -------                            ------
INCOME BEFORE TAXES                                                      1,970                             2,508
PROVISION FOR INCOME TAXES                                                 754                               959
                                                                       -------                           -------
NET INCOME                                                             $ 1,216                           $ 1,549
                                                                       =======                           =======


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.


                      MOBILE ENERGY SERVICES HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                         For the Three Months           For the Three Months
                                                                         Ended March 31, 1997           Ended March 31, 1996
                                                                         ---------------------          ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $  1,216                     $   1,549
                                                                               --------                     ---------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                          3,598                         3,744
           Changes in operating assets and liabilities:
               Accounts receivable                                                 (296)                         (426)
               Prepaid expenses and other current assets                         21,549                         4,278
               Accounts payable                                                    (366)                       (1,338)
               Accrued interest and other current liabilities                    (9,253)                       (7,763)
                                                                               --------                     ---------
                    Total adjustments                                            15,232                        (1,505)
                                                                               --------                     ---------
                    Net cash provided (used in)  operating activities            16,448                            44
                                                                               --------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                                   (352)                       (3,965)
                                                                               --------                     ---------
               Net cash used in investing activities                               (352)                       (3,965)
                                                                               --------                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in deferred income taxes                                           3,451                         3,099
      Borrowings (repayments) of notes payable                                   (7,211)                        5,943
      Repayment of long-term debt                                               (17,270)                      (12,265)
      Payment of dividends & return of capital                                  (16,012)                      (23,004)
                                                                               --------                     ---------
               Net cash used in / provided by financing activities              (37,042)                      (26,227)
                                                                               --------                     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (20,946)                      (30,148)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                        26,679                        41,118
                                                                               --------                     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  5,733                      $ 10,970
                                                                               ========                      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                             $ 13,959                     $  10,085
                                                                               ========                     =========



The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.



                                MOBILE ENERGY SERVICES HOLDINGS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                    (Stated in Thousands of Dollars)

                                                ASSETS
                                                                    At March 31, 1997              At December 31,
                                                                        (Unaudited)                     1996
                                                                   ------------------               -------------
CURRENT ASSETS
       Cash and cash equivalents                                          $  5,733                    $ 26,679
       Restricted deposits                                                   8,910                      17,414
       Trade accounts receivable                                            14,763                      14,467
       Materials and supplies                                                2,818                       2,854
       Prepaid expenses and other                                            5,336                       1,074
                                                                          --------                    --------
       Total current assets                                                 37,560                      62,488
                                                                          --------                    --------

PROPERTY, PLANT AND EQUIPMENT                                              374,951                     374,988
       Less accumulated depreciation                                       (26,682)                    (23,667)
       Construction work in process                                          3,957                       3,568
                                                                          --------                    --------
       Property, plant and equipment, net                                  352,226                     354,889
                                                                          --------                    --------
DEFERRED LOAN COST
       Net of accumulated amortization of $1,139 and $968 at
       March 31, 1997 and December 31, 1996 respectively                    14,017                      14,188
                                                                          --------                    --------

         Total assets                                                     $403,803                    $431,565
                                                                          ========                    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                     At March 31, 1997             At December 31,
                                                                        (Unaudited)                     1996
                                                                     -----------------             ---------------
CURRENT LIABILITIES
       Trade accounts payable                                             $    887                    $  1,287
       Account payable - associated company                                    975                         941
       Dividends payable                                                         0                      16,012
       Note payable                                                         16,353                      23,564
       Current portion - long-term debt                                      7,670                       7,350
       Accrued interest                                                      6,885                      13,846
       Other                                                                 1,875                       1,454
                                                                          --------                    --------
         Total current liabilities                                          34,645                      64,454
                                                                          --------                    --------
DEFERRED INCOME TAXES                                                       42,865                      39,414
                                                                          --------                    --------
LONG-TERM DEBT                                                             292,983                     296,461
                                                                          --------                    --------
MINORITY INTEREST                                                              720                         629
                                                                          --------                    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
       Common stock, $1 par value; 1,000 shares
          authorized and outstanding                                             1                           1
       Paid-in capital                                                      31,373                      30,623
       Retained earnings (deficit)                                           1,216                         (17)
                                                                          --------                    --------
               Total stockholder's equity                                   32,590                      30,607
                                                                          --------                    --------
         Total liabilities and stockholder's equity                       $403,803                    $431,565
                                                                          ========                    ========

The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

                     Mobile Energy Services Company, L.L.C.
                      Mobile Energy Services Holdings, Inc.
                 Management's Discussion and Analysis of Results
                      of Operations and Financial Condition


                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                       FOR
                      MOBILE ENERGY SERVICES COMPANY L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                                 Applicable Notes

                  MOBILE ENERGY                              A

                  HOLDINGS                                   A

                      MOBILE ENERGY SERVICES COMPANY L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.


NOTES TO CONDENSED FINANCIAL STATEMENTS:


(A) Mobile Energy is contractually obligated under three energy service agreements (the "Agreements") to provide Power Processing Services and Steam Processing Services to a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill"), and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills") and Liquor Processing Services to the Pulp Mill for a period of 25 years beginning December 16, 1994. Under the terms of the Agreements, the Mill Owners are obligated to pay monthly fixed demand charges for dedicated capacity of the Energy Complex and also variable charges for actual amounts purchased.

         Mobile Energy is subject to dynamic federal, state and local environmental laws and regulations. For example, the Environmental Protection Agency ("EPA") has proposed (1) certain standards for the control of waste water pollutants facilities and (2) a national emission standard for hazardous air pollutants from facilities which would include the Mills (the "Cluster Rule"). If promulgated as proposed, the Cluster Rule (which would principally apply to the Mills) probably will require significant modifications to the Mills. The EPA also plans to propose regulations applicable to combustion sources at pulp and paper facilities. These regulations, collectively referred to as the "Combustion Rule," will likely consist of effluent guidelines and hazardous air pollutant emission standards. The EPA currently plans to propose the Combustion Rule during the spring of 1997.

         Accordingly, the Cluster Rule could have a materially adverse impact on the economic status of the Mills and the amount of processing services they require, and the Combustion Rule could have a materially adverse impact on Mobile Energy directly, by requiring Mobile Energy to modify its equipment or operations in order to comply with the Combustion Rule's provisions. Under the Master Operating Agreement, Mobile Energy generally is permitted to charge the Mills the reasonable cost of capital expenditures and operations and maintenance expenses incurred by Mobile Energy as a result of the Cluster Rule or the Combustion Rule. Nevertheless, there can be no assurance that a Mill Owner would not abandon its Mill rather than incur the costs imposed by the Cluster Rule (or any other environmental or nonenvironmental law or regulation) or would have the ability to comply with its obligations under the Master Operating Agreement associated with the Combustion Rule. Either such result could have a materially adverse impact on Mobile Energy's financial condition and results of operations.

         As regulatory agencies have not yet promulgated final standards for some existing programs, and as some proposed requirements(such as the Cluster
Rule) have not yet been enacted or adopted, Mobile Energy cannot at this time reasonably estimate its costs of compliance with these additional programs and requirements (some of which will not take effect for several years or may not be promulgated at all) or the timing of any such costs.

           In connection with the Acquisition, Mobile Energy entered into noncancelable land leases (the "Leases") with Scott/Kimberly-Clark. Rent expense under the Leases approximates $1 per year from 1995 through 2019. Also contained in the Leases is a right to purchase the land from Scott/Kimberly-Clark at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Scott/Kimberly-Clark's superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value. Accordingly, Mobile Energy's repurchase option is not reasonable assured and therefore is not considered a bargain purchase option under SFAS No. 13, "Accounting for Leases."

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

Revenues

Operating revenues for the first quarter of 1997 increased $1.1 million, or 5.0%, compared to the first quarter 1996. The increase is primarily due to increased processing sales revenue and increased gas prices. The level of Processing Charges for both periods reflects utilization of the Energy Complex near capacity levels. Demand Charges and Processing Charges for the first quarter of 1997 and the first quarter of 1996, in the thousands of dollars and expressed as a percent of total revenues, were as follows:


                                                         Quarter Ended
                                        March 31, 1997                     March 31, 1996
                                 Dollars          Percent             Dollars        Percent
                                 -------          -------             -------        -------
                                                             (in thousands)

     Demand Charges:
         Pulp Mill                $8,958               40.3%             $9,109       43.0%
         Tissue Mill               2,533               11.4%              2,517       11.9%
         Paper Mill                2,595               11.7%              2,582       12.2%
                                   -----               -----              -----       ----
                                  14,086               63.3%             14,208       67.1%

     Processing Charges:
         Pulp Mill                 1,936                8.7%              1,594        7.5%
         Tissue Mill               2,978               13.4%              2,519       11.9%
         Paper Mill                3,063               13.8%              2,592       12.2%
                                   -----               -----              -----       ----
                                   7,977               35.9%              6,750       31.7%

     Other revenues                  180                0.8%                268        1.3%
                                  ------              ------            -------      -----

         Total revenues           22,243              100.0%            $21,181      100.0%
                                  ======              ======            =======      =====


     The Mills' peak usage of Processing Services during the first quarter of 1997 and 1996 were as follows:

                                                            3-31-97                              3-31-96
                                                   ---------------------------          --------------------------
                                                     Peak           Contractual            Peak          Contractual
      Mill     Processing Services                  Usage             Usage               Usage           Demand

      Pulp     Liquor Conversion
               MMLBs/week                           44.0             42.7                  41.5          42.7
               Steam
               MMBTUs/hr                           627.0            500.0                 499.3         500.0
               Electricity
               MW/hr                                29.6             32.0                  28.9          32.0


      Tissue   Steam
               MMBTUs/hr         313.0    280.0         255.5      280.0
               Electricity
               MW/hr              37.6     39.5          36.6       39.5

      Paper    Steam
               MMBTUs/hr         484.0    420.0         419.5      420.0
               Electricity
               MW/hr              22.2     22.5          20.9       22.5

     Prior to the installation of certain electrical meters, which was completed in February 1996, Mobile Energy could not precisely determine the peak usage of each Mill for Power Processing Services.

Expenses

Total operating expenses increased $1.7 million, or 15.1%, from $11.3 million to $13.0 million in the three month period ending March 31, 1997 compared to the same period for 1996. This increase is primarily due to the increase in Operation and Maintenance Costs and fuel expenses. The Operation and Maintenance Costs increased from $6.3 million to $6.8 million, or $.5 million, an 8.2% increase from the first quarter of 1996. Operation and Maintenance Costs increased from the first quarter of 1996 versus 1997 due to 3% labor increase, an increase in overtime due to training in the utility line of progression, and two unscheduled outages, one related to the #7 power boiler tube failure and the second related to a breaker failure due to moisture. In addition, fuel expenses increased $1.0 million, or 53.0%, from the first quarter 1996 compared to the first quarter 1997. Fuel costs increased from 1996 to 1997 as a result of increased gas prices.

     Interest expense decreased $.2 million, or 2.2%, from the first quarter 1996 compared to the same period for 1997. The decrease reflects the repayment of short term notes payable with Banque Paribas in January of 1997.

     Mobile Energy's net income for the first quarter of 1997 was $2.0 million, representing a decrease of $.5 million, or 20.8%, compared to the first quarter of 1996 and was mainly due to an increase in Operation and Maintenance Costs as explained previously. Similarly, Holding's net income for the first quarter of 1997 also decreased 21.5%, or $.3 million, compared to the first quarter of 1996 and reflects comparable decreases in minority interest and income taxes. Income taxes were provided for based on a combined 38.25% state and federal rate applied to pretax income of $2.0 million for the first quarter of 1997, and $2.5 million for the first quarter of 1996.

Liquidity and Capital Resources

As of March 31, 1997, Holdings had $5.7 million in cash and cash equivalents and total debt of $317.0 million. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies.

     Mobile Energy's working capital needs generally relate to Operation and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain operation and maintenance activities in a separate account (the "Maintenance Reserve Account") before such operation and maintenance activities are performed for Mobile Energy.

     Operation and Maintenance Costs are budgeted at $30.5 million and $31.4 million for 1997 and 1998, respectively. During the three month period ending March 31, 1997, actual Operation and Maintenance Costs aggregated $6.8 million compared to a budget of $6.3 million due to overtime for the unplanned outage of the #1 conveyor bucket belt, training in the utility line of progression, and maintenance costs for two unscheduled outages. As of March 31, 1997 Mobile Energy also had spent approximately $22.4 million on the construction and installation of certain facilities and equipment and to purchase inventory, of which approximately $0.6 million was expended during the first quarter of 1997.

     Mobile Energy's projected accrued obligations for required payments of principal and interest on long-term debt for calendar years 1997 and 1998 are $34.7 million and $34.5 million, respectively. Payments of principal and interest on long-term debt for the three month period ending March 31, 1997 aggregated $17.3 million, and $12.3 million for the same period in 1996..

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under a revolving credit facility providing for working capital loans to Mobile Energy (which is limited to $15.0 million), balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1996, Mobile Energy has drawn an aggregate of $8.8 million under such a revolving credit facility maintained by Southern with Banque Paribas. As of March 31, 1997, $7,000,000 of this amount had been repaid by Southern.

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

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Charges vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. For the quarter ended March 31, 1997, 63.3% of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Charges.

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

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibits.

           Exhibit 27 - Financial Data Schedules
           (a)    Mobile Energy
           (b)    Holdings

    (b)    Reports on Form 8-K.

           Neither registrant filed a Form 8-K during the first quarter of 1997.

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

              MOBILE ENERGY SERVICES COMPANY L.L.C.


              /s/ Thomas G. Boren
     By       Thomas G. Boren
              President and Chief Executive Officer
              (Principal Executive Officer)



              /s/ Raymond D. Hill
     By       Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)


                                                   Date:    May 15, 1997
-------------------------------------------------------------------------------

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

                                                   Date:    May 15, 1997