Form 10-Q
period 1997-06-30
MOBILE ENERGY SERVICES CO LLC; MOBILE ENERGY SERVICES HOLDINGS INC
filed 1997-08-13
CIK 948362, 945979

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997

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

                                           Description of              Shares Outstanding
Registrant                                 Common Stock                at July 31, 1997
Mobile Energy Services Company, L.L.C.     Not Applicable
Mobile Energy Services Holdings, Inc.      Par Value $1 Per Share             1,000

       Each of the registrants meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure as permitted by such General Instruction H.

                                Table of Contents

                                                                         PAGE
PART I

Selected Definitions                                                        4

Item 1.       Financial Statements                                          9

Mobile Energy Services Company, L.L.C.
              Management's Opinion as to Fair Statement of Results          9
              Statements of Income                                         10
              Statements of Cash Flows                                     11
              Balance Sheets                                               12
Mobile Energy Services Holdings, Inc.
              Management's Opinion as to Fair Statement of Results         13
              Consolidated Statements of Income                            14
              Consolidated Statements of Cash Flows                        15
              Consolidated Balance Sheets                                  16

Notes to the Condensed Financial Statements                                17

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         19

PART II

Item 6.       Exhibits and Reports on Form 8-K                             24

Signatures                                                                 25

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

                  "Processing Sales" means the usage charges that the Mill Owners are required to pay to Mobile Energy under the Energy Services Agreements based upon formulas set forth in the Master Operating Agreement and which vary from month to month in accordance with the amount of Processing Services required by, and provided to, such Mill Owner and Mobile Energy's efficiency with respect to fuel usage.

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

Item 1.  FINANCIAL STATEMENTS


                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of Mobile Energy included herein have been prepared by Mobile Energy without audit, pursuant to the rules and regulations of the SEC. In the opinion of Mobile Energy's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1996 and June 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Mobile Energy believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Mobile Energy's Report on Form 10-K for the year ended December 31, 1996.



                            MOBILE ENERGY SERVICES COMPANY, L.L.C.
                               STATEMENTS OF INCOME (UNAUDITED)
                               (Stated in Thousands of Dollars)

                                                           For the Three Months              For the Six Months
                                                              Ended June 30,                   Ended June 30,
                                                           ---------------------             -------------------

                                                               1997            1996             1997            1996
                                                               ----            ----             ----            ----
OPERATING REVENUES:
     Demand charges                                          $14,396        $14,718           $28,482        $28,926
     Processing sales                                          6,210          6,036            14,187         12,741
     Other                                                       180            175               360            443
                                                             -------        -------           -------        -------
     Total operating revenues                                 20,786         20,929            43,029         42,110
                                                             -------        -------           -------        -------

OPERATING EXPENSES:
     Operations and maintenance                                6,402          5,873            13,194         12,152
     Fuel                                                      1,613          1,998             4,536          3,909
     Depreciation and amortization                             3,271          3,137             6,512          6,205
                                                             -------        -------           -------        -------
     Total operating expenses                                 11,286         11,008            24,242         22,266
                                                             -------        -------           -------        -------

OPERATING INCOME                                               9,500          9,921            18,787         19,844
INTEREST EXPENSE                                              (7,361)        (7,544)          (14,774)       (15,125)
OTHER INCOME                                                     189            278               321            469
                                                             -------        -------           -------        -------

NET INCOME                                                   $ 2,328        $ 2,655           $ 4,334        $ 5,188
                                                             =======        =======           =======        =======


       The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.


                            MOBILE ENERGY SERVICES COMPANY, L.L.C.
                             STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (Stated in Thousands of Dollars)



                                                                          For the Six Months            For the Six Months
                                                                        Ended June 30, 1997           Ended June 30, 1996
                                                                        -------------------           -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $  4,334                      $  5,188
                                                                               --------                      --------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                          7,203                         6,868
           Change in operating assets and liabilities:
               Accounts receivable                                                  488                           (50)
               Prepaid expenses and other current assets                         16,738                        (4,044)
               Accounts payable                                                  (3,687)                       (5,622)
               Accrued interest and other current liabilities                    (4,205)                          443
                                                                               --------                      --------
                    Total adjustments                                            16,537                        (2,405)
                                                                               --------                      --------
                    Net cash provided by operating activities                    20,871                         2,783
                                                                               --------                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                                   (669)                       (7,030)
                                                                               --------                      --------
               Net cash used in investing activities                               (669)                       (7,030)
                                                                               --------                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of notes payable, net                             (14,252)                        2,608
      Equity contributions                                                        7,071                             0
      Repayment of long-term debt                                               (17,270)                      (12,265)
      Payment of member distributions                                           (12,782)                      (23,004)
                                                                               --------                      --------
               Net cash used in financing activities                            (37,233)                      (32,661)
                                                                               --------                      --------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (17,031)                      (36,908)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                                  19,896                        40,990
                                                                               --------                      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  2,865                      $  4,082
                                                                               ========                      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                             $ 14,215                      $ 10,220
                                                                               ========                      ========


       The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.



                            MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                     BALANCE SHEETS
                            (Stated in Thousands of Dollars)

                                         ASSETS

                                                                    At June 30, 1997                 At December 31,
                                                                       (Unaudited)                         1996
                                                                    ----------------                 ---------------
CURRENT ASSETS
   Cash and cash equivalents                                             $  2,865                      $  19,896
   Restricted deposits                                                     17,438                         17,414
   Trade accounts receivable                                               13,979                         14,467
   Materials and supplies                                                   2,809                          2,854
   Prepaid expenses and other                                                 583                             30
                                                                          -------                      ---------
         Total current assets                                              37,674                         54,661
                                                                          -------                      ---------

PROPERTY, PLANT AND EQUIPMENT                                             377,364                       374,988
   Less accumulated depreciation                                          (29,725)                      (23,667)
   Construction work in process                                             1,861                         3,568
                                                                         --------                      --------
         Property, plant and equipment, net                               349,500                       354,889
                                                                         --------                      --------

DEFERRED LOAN COST
   Net of accumulated amortization of $1,310 and $968 at
   June 30, 1997 and December 31, 1996 respectively                        13,847                        14,188
                                                                         --------                      --------

         Total assets                                                    $401,021                      $423,738
                                                                         ========                      ========

                         LIABILITIES AND MEMBERS' EQUITY

                                                                     At June 30, 1997              At December 31,
                                                                         (Unaudited)                    1996
                                                                     ----------------              --------------
CURRENT LIABILITIES
   Trade accounts payable                                                $   1,468                      $  2,006
   Account payable - associated company                                        867                         4,016
   Distribution payable                                                          0                        12,782
   Note payable                                                              8,593                        22,845
   Current portion - long-term debt                                          7,670                         7,350
   Accrued interest                                                         13,646                        13,846
   Other                                                                     1,147                         1,524
                                                                         ---------                      --------
         Total current liabilities                                          33,391                        64,369
                                                                         ---------                      --------

LONG-TERM DEBT 293,318                                                     296,461
COMMITMENTS AND CONTINGENCIES
MEMBERS' EQUITY                                                             74,312                        62,908
                                                                          --------                      --------

         Total liabilities and members' equity                            $401,021                      $423,738
                                                                          ========                      ========

       The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed consolidated financial statements of Holdings included herein have been prepared by Holdings without audit, pursuant to the rules and regulations of the SEC. In the opinion of Holdings' management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1996 and June 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Holdings believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings Report on Form 10-K for the year ended December 31, 1996.



                            MOBILE ENERGY SERVICES HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (Stated in Thousands of Dollars)

                                                   For the Three Months                 For the Six Months
                                                     Ended June 30,                        Ended June 30,
                                                ----------------------------          -------------------------
                                                      1997             1996             1997             1996
                                                      ----             ----             ----             ----
OPERATING REVENUES:
Demand charges                                        $14,396         $14,718          $28,482           $28,926
Processing sales                                        6,210           6,036           14,187            12,741
Other                                                     180             175              360               443
                                                      -------         -------          -------           -------
Total operating revenues                               20,786          20,929           43,029            42,110
                                                      -------         -------          -------           -------

OPERATING EXPENSES:
Operations and maintenance                              6,402           5,873           13,194            12,152
Fuel                                                    1,613           1,998            4,536             3,909
Depreciation and amortization                           3,271           3,137            6,512             6,205
                                                      -------         -------          -------           -------
Total operating expenses                               11,286          11,008           24,242            22,266
                                                      -------         -------          -------           -------

OPERATING INCOME                                        9,500           9,921           18,787            19,844
INTEREST EXPENSE                                      (7,361)         (7,544)         (14,774)           (15,125)
OTHER INCOME                                              224             295              339               486
MINORITY INTEREST                                        (23)            (27)             (43)               (52)
                                                      -------         -------          -------           -------
INCOME BEFORE TAXES                                     2,340           2,645            4,309             5,153
PROVISION FOR INCOME TAXES
                                                          895           1,012            1,648             1,971
                                                      -------         -------          -------           -------
NET INCOME                                            $ 1,445         $ 1,633          $ 2,661           $ 3,182
                                                      =======         =======          =======           =======


        The accompanying notes as they relate to Holdings are an integral part of these condensed statements.


                           MOBILE ENERGY SERVICES HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Stated in Thousands of Dollars)

                                                                    For the Six Months             For the Six Months
                                                                    Ended June 30, 1997            Ended June 30, 1996
                                                                  ---------------------          ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                          $  2,661                      $  3,182
                                                                          --------                      --------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                     7,203                         6,868
           Deferred income taxes                                             6,334                         5,721
           Changes in operating assets and liabilities:
               Accounts receivable                                             488                           (50)
               Prepaid expenses and other current assets                    15,668                        (4,043)
               Accounts payable                                               (112)                       (5,622)
               Accrued interest and other current liabilities               (3,252)                        2,062
                                                                          --------                      --------
                    Total adjustments                                       26,329                         4,936
                                                                          --------                      --------
                    Net cash providedby operating activities                28,990                         8,118
                                                                          --------                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                              (669)                       (7,030)
                                                                          --------                      --------
               Net cash used in investing activities                          (669)                       (7,030)
                                                                          --------                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Borrowings (repayments) of notes payable                             (14,252)                        2,608
      Repayment of long-term debt                                          (17,270)                      (12,265)
      Payment of dividends & return of capital                             (16,012)                      (23,004)
                                                                          --------                      --------
               Net cash used in financing activities                       (47,534                       (32,661)
                                                                          --------                      --------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (19,213)                      (31,573)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                   26,679                        41,118
                                                                          --------                      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  7,466                        $9,545
                                                                          ========                      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                        $ 14,215                      $ 10,201
                                                                          ========                      ========

      Cash received during period for:
               Cash received from income tax refunds                      $  4,353                      $  5,318
                                                                          ========                      ========


        The accompanying notes as they relate to Holdings are an integral part of these condensed statements.



                            MOBILE ENERGY SERVICES HOLDINGS, INC.
                                CONSOLIDATED BALANCE SHEETS
                               (Stated in Thousands of Dollars)

                                     ASSETS
                                                                    At June 30, 1997               At December 31,
                                                                        (Unaudited)                     1996
                                                                    ----------------               ---------------
CURRENT ASSETS
       Cash and cash equivalents                                          $  7,466                    $ 26,679
       Restricted deposits                                                  17,438                      17,414
       Trade accounts receivable                                            13,979                      14,467
       Materials and supplies                                                2,809                       2,854
       Prepaid expenses and other                                            2,696                       1,074
                                                                          --------                    --------
       Total current assets                                                 44,388                      62,488
                                                                          --------                    --------

PROPERTY, PLANT AND EQUIPMENT                                              377,364                     374,988
       Less accumulated depreciation                                       (29,725)                    (23,667)
       Construction work in process                                          1,861                       3,568
                                                                          --------                   ---------
       Property, plant and equipment, net                                  349,500                     354,889
                                                                          --------                    --------
DEFERRED LOAN COST
       Net of accumulated amortization of $1,310 and $968 at
       June 30, 1997 and December 31, 1996 respectively                     13,847                      14,188
                                                                          --------                    --------

         Total assets                                                     $407,735                    $431,565
                                                                          ========                    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                     At June 30, 1997              At December 31,
                                                                        (Unaudited)                     1996
                                                                     ----------------              ---------------
CURRENT LIABILITIES
       Trade accounts payable                                             $  1,468                    $  2,006
       Account payable - associated company                                  1,367                         941
       Dividends payable                                                         0                      16,012
       Note payable                                                          8,593                      22,845
       Current portion - long-term debt                                      7,670                       7,350
       Accrued interest                                                     13,646                      13,846
       Other                                                                 1,147                       1,454
                                                                          --------                    --------
         Total current liabilities                                          33,891                      64,454
                                                                          --------                    --------
DEFERRED INCOME TAXES                                                       45,748                      39,414
                                                                          --------                    --------
LONG-TERM DEBT                                                             293,318                     296,461

MINORITY INTEREST                                                              743                         629
                                                                          --------                    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
       Common stock, $1 par value; 1,000 shares
          authorized and outstanding                                             1                           1
       Paid-in capital                                                      31,373                      30,623
       Retained earnings (deficit)                                           2,661                         (17)
                                                                          --------                    --------
               Total stockholder's equity                                   34,035                      30,607
                                                                          --------                    --------
         Total liabilities and stockholder's equity                       $407,735                    $431,565
                                                                          ========                    ========

        The accompanying notes as they relate to Holdings are an integral part of these condensed statements.

                                       16


                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.


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

(B) Mobile Energy is subject to dynamic federal, state and local environmental laws and regulations. For example, the Environmental Protection Agency ("EPA") has proposed (1) certain standards for the control of waste water pollutants facilities and (2) a national emission standard for hazardous air pollutants from facilities which would include the Mills (the "Cluster Rule"). If promulgated as proposed, the Cluster Rule (which would principally apply to the Mills) probably will require significant modifications to the Mills. The EPA also plans to propose regulations applicable to combustion sources at pulp and paper facilities. These regulations, collectively referred to as the "Combustion Rule," will likely consist of effluent guidelines and hazardous air pollutant emission standards. The EPA currently plans to propose the Combustion Rule during 1997.

         Accordingly, the Cluster Rule could have a materially adverse impact on the economic status of the Mills and the amount of processing services they require, and the Combustion Rule could have a materially adverse impact on Mobile Energy directly by requiring Mobile Energy to modify its equipment or operations in order to comply with the Combustion Rule's provisions. Under the Master Operating Agreement, Mobile Energy generally is permitted to charge the Mills the reasonable cost of capital expenditures and operations and maintenance expenses incurred by Mobile Energy as a result of the Cluster Rule or the Combustion Rule. Nevertheless, there can be no assurance that a Mill Owner would not abandon its Mill rather than incur the costs imposed by the Cluster Rule (or any other environmental or nonenvironmental law or regulation) or would have the ability to comply with its obligations under the Master Operating Agreement associated with the Combustion Rule. Either such result could have a materially adverse impact on Mobile Energy's financial condition and results of operations.

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

(C) In connection with the Acquisition, Mobile Energy entered into noncancelable land leases (the "Leases") with Scott/Kimberly-Clark. Rent expense under the Leases approximates $1 per year from 1995 through 2019. Also contained in the Leases is a right to purchase the land from Scott/Kimberly-Clark at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Scott/Kimberly-Clark's superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value. Accordingly, Mobile Energy's repurchase option is not reasonable assured and therefore is not considered a bargain purchase option under SFAS No. 13, "Accounting for Leases."

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

     The Mobile Facility is a physically integrated complex that produces tissue and paper products from timber that is processed into bleached and unbleached pulp. The Mobile Facility is comprised of the Energy Complex, a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill"), and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills"). The Mills currently obtain all of their aggregate steam processing needs and 98 percent of their aggregate power processing needs from the Energy Complex. In addition, the Energy Complex processes weak black liquor delivered by the Pulp Mill Owner into green liquor, a necessary component of the pulp making process (this process, the "Liquor Processing Services"). The conversion of weak black liquor into green liquor involves a combustion process which provides heat that is further used to generate steam (the "Steam Processing Services") and electricity (the "Power Processing Services"). Mobile Energy's revenues are comprised almost entirely of Demand Charges and Processing Charges for services provided to the Mills.

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

Revenues

Operating revenues for the second quarter of 1997 decreased $0.1 million, or 0.7%, compared to the second quarter 1996. The decrease is primarily due to decrease in revenue for Demand Charges offset by increase in Processing Sales. For year to date 1997 versus year to date 1996, operating revenues increased $0.9 million or 2.2% primarily due to increased processing sales revenue and increased gas prices partially offset by Demand Charges. The level of Processing Sales for both periods reflects utilization of the Energy Complex near capacity levels. Demand Charges and Processing Sales for the second quarters of 1997 and 1996, and year to date 1997 1996 in thousands of dollars and expressed as a percent of total revenues, were as follows:


                                         Quarter Ended                           Year to Date
                             ----------------------------------------      ---------------------------------------
                                June 30, 1997        June 30, 1996              June 30, 1997       June 30, 1996
                              Dollars   Percent     Dollars    Percent     Dollars    Percent     Dollars   Percent
                              -------   -------     -------    -------     -------    -------     -------   -------
                                            (in thousands)                              (in thousands)
     Demand Charges:
         Pulp Mill           $ 9,267     44.6%      $ 9,610     45.9%      $18,224     42.4%     $18,719    44.5%
         Tissue Mill           2,533     12.2%        2,523     12.1%        5,067     11.8%       5,040    12.0%
         Paper Mill            2,596     12.5%        2,585     12.4%        5,191     12.1%       5,167    12.3%
                             -------    ------      -------    -----       -------     -----      ------    -----
                              14,396     69.3%       14,718     70.3%       28,482     66.3%      28,926    68.7%

     Processing Charges:
         Pulp Mill             1,332      6.4%        1,202      5.7%        3,268      7.6%       2,796     6.6%
         Tissue Mill           2,399     11.5%        2,463     11.8%        5,377     12.5%       4,982    11.8%
         Paper Mill            2,479     11.9%        2,371     11.3%        5,542     12.8%       4,963    11.8%
                             -------    ------      -------    -----       -------     -----      ------    -----
                               6,210     29.8%        6,036     28.8%       14,187     32.9%      12,741    30.3%

     Other revenues              180      0.9%          175      0.8%          360      0.8%         443     1.1%
                             -------    ------      -------    -----       -------    ------     -------   -----

         Total revenues      $20,786    100.0%      $20,929    100.0%      $43,029    100.0%     $42,110   100.0%
                             =======    ======      =======    =====       =======    ======     =======   ======



     The Mills' peak usage of Processing Services for year to date of 1997 and 1996 were as follows:

                                                         YTD 6-30--97                  YTD 6-30-96
                                                   -------------------------     ---------------------
                                                     Peak       Contractual      Peak      Contractual
      Mill     Processing Services                   Usage        Demand         Usage       Demand
     -----     -------------------                   -----      ----------       ------    -----------

      Pulp     Liquor Conversion
               MMLBs/week                               44.7        42.7           43.6         42.7
               Steam
               MMBTUs/hr                               540.0       500.0          618.0        500.0
               Electricity
               MW/hr                                    31.5        32.0           29.7         32.0




         Tissue  Steam
               MMBTUs/hr                               239.0       280.0          293.0        280.0
         Electricity
               MW/hr                                    38.4        39.5           38.1         39.5

         Paper Steam
               MMBTUs/hr                               439.0       420.0          507.0        420.0
         Electricity
               MW/hr                                    22.3        22.5           21.9         22.5

     Prior to the installation of certain electrical meters, which was completed in February 1996, Mobile Energy could not precisely determine the peak usage of each Mill for Power Processing Services.

Expenses

Total operating expenses increased $0.3 million, or 2.4%, from $11.0 million to $11.3 million in the three month period ended June 30, 1997 compared to the same period for 1996. Total operating expenses increased $2.0 million or 8.9% from $22.2 million to $24.2 million for the six month period ended June 30, 1997 compared to the prior year period. These increases are primarily due to the increase in Operation and Maintenance Costs and fuel expenses. The Operation and Maintenance Costs increased from $5.9 million in the second quarter of 1996 to $6.4 million the second quarter in 1997, an 8.7% increase. For the six month period ended June 30, 1997, Operation and Maintenance Costs increased $1.0 million or 8.6% from the prior year period. Operation and Maintenance Costs increased due to a 3% salaries increase, an increase in overtime due to training in the utility line of progression, and two unscheduled outages, one related to a power boiler tube failure and the second related to a breaker failure. In addition, fuel expenses increased $0.6 million, or 16.0%, for the six month period ended June 30, 1997 compared to the same period in 1996 as a result of increased gas prices. Fuel expense decreased for 3 month period ended June 30, 1997 $.4 million from $2.0 million to $1.6 million for the same period in 1996. This decrease is attributable to a reduction in the volume of coal used in 1996 versus 1997.

     Interest expense decreased $.2 million, or 2.4%, in the second quarter 1997 compared to the same period for 1996. Interest expense decreased $.4 million or 2.3% to $14.8 million for the six months ended June 30, 1997 from $15.1 million in the prior year period. The decrease reflects the $8.4 million repayment of short-term notes payable in 1997.

     Mobile Energy's net income for the second quarter of 1997 was $2.3 million, representing a decrease of $0.3 million, or 12.3%, compared to the second quarter of 1996 which was mainly due to an increase in Operation and Maintenance Costs as explained previously. For the six month period ended June 30, 1997 Mobile Energy's net income was $4.3 million, representing a decrease of $0.9 million or 16.5% from the same period in 1996. Similarly, Holding's net income for the second quarter of 1997 also decreased 11.5%, or $0.2 million, compared to the second quarter of 1996 and reflects comparable decreases in minority interest and income taxes. Holding's net income for the six month period ended June 30, 1997 was $2.7 million representing a $0.5 million or 16.4% decrease from the same period in 1996. Income taxes were provided based on a combined 38.25% state and federal rate applied to pretax income of $2.3 million for the second quarter of 1997, $2.6 million for the second quarter of 1996, $4.3 million for the six month period ended June 30, 1997, and $5.2 million for the six month period ended June 30, 1996.

Liquidity and Capital Resources

As of June 30, 1997, Holdings had $7.5 million in cash and cash equivalents and total debt of $310.5 million. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies.

     Mobile Energy's working capital needs generally relate to Operation and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain operation and maintenance activities in a separate account (the "Maintenance Reserve Account") before such operation and maintenance activities are performed for Mobile Energy.

     Operation and Maintenance Costs are budgeted at $30.5 million and $31.4 million for 1997 and 1998, respectively. During the six month period ended June 30, 1997, actual Operation and Maintenance Costs aggregated $13.2 million compared to a budget of $12.9 million due to overtime for the unplanned outage of the a conveyor bucket belt, training in the utility line of progression, and maintenance costs for two unscheduled outages. As of June 30, 1997 Mobile Energy also had spent approximately $23.0 million on the construction and installation of certain facilities and equipment and to purchase inventory, of which approximately $0.6 million was expended during the second quarter of 1997.

     Mobile Energy's projected accrued obligations for required payments of principal and interest on long-term debt for calendar years 1997 and 1998 are $34.7 million and $34.5 million, respectively. Payments of principal and interest on long-term debt for the six month periods ended June 30, 1997 and 1996 aggregated $17.3 million, and $12.3 million, respectively.

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under a revolving credit facility providing working capital loans to Mobile Energy (which is limited to $15.0 million), balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1996, Mobile Energy has drawn an aggregate of $8.8 million under such a revolving credit facility maintained by Southern with Banque Paribas. As of June 30, 1997, $7.0 million of this amount had been repaid by Southern.

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

     Cash flow from operations is expected to consist almost exclusively of payments of Demand Charges and Processing Sales by the Mill Owners for Processing Services. Accordingly, the loss of revenues from any one Mill, whether due to a mill closure or otherwise, could have a material adverse impact on Mobile Energy's financial condition.

     The Energy Services Agreements and the Master Operating Agreement require the Mill Owners to pay Demand Charges and Processing Sa;es. The Demand Charges were designed generally to cover, among other things, Mobile Energy's projected costs that are in the nature of fixed costs (including the payment of debt service), assuming that certain operating performance standards are satisfied. The Processing Charges were designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including variable costs such as fuel related expenses.

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Sales vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. For the quarter ended June 30, 1997, 68.8% of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Sales.

     The Demand Charges and the Processing Sales, collectively, were designed so as to result in Mobile Energy having net income. There can be no assurance, however, that (i) the assumptions with respect to operating performance standards that underlie the design of the Demand Charges and the Processing Charges will at all times be satisfied, (ii) the Demand Charges will at all times cover Mobile Energy's costs that are in the nature of fixed costs, including debt service payments, (iii) the Processing Sales will at all times cover the costs that are not covered by Demand Charges, including variable costs such as fuel related expenses, or (iv) the payment of Demand Charges and Processing Sales will at all times result in Mobile Energy having net income.

     Mobile Energy believes that its cash flow from operations, together with its other available sources of liquidity, will be adequate to make all required payments of principal of and interest on its debt, to permit anticipated capital expenditures and to fund working capital and other cash requirements for the foreseeable future.

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

Item 6.       Exhibits and Reports on Form 8-K.

    (a)       Exhibits.

              Exhibit 27 - Financial Data Schedules
              (a)    Mobile Energy
              (b)    Holdings

    (b)       Reports on Form 8-K.

              Neither registrant filed a Form 8-K during the second quarter of 1997.

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

              MOBILE ENERGY SERVICES COMPANY L.L.C.


              /s/ Thomas G. Boren
     By       Thomas G. Boren
              President and Chief Executive Officer
              (Principal Executive Officer)



              /s/ Raymond D. Hill
     By       Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)


                                             Date:    August 13, 1997
------------------------------------------------------------------------------

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

                                             Date:    August 13, 1997