Form 10-Q
period 1997-09-30
MOBILE ENERGY SERVICES CO LLC; MOBILE ENERGY SERVICES HOLDINGS INC
filed 1997-11-13
CIK 948362, 945979

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

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


                                                     Description of                  Shares Outstanding
Registrant                                           Common Stock                    at October 31, 1997
----------                                           --------------                  --------------------
Mobile Energy Services Company, L.L.C.               Not Applicable
Mobile Energy Services Holdings, Inc.                Par Value $1 Per Share                   1,000


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

                  "Peak Usage" (i) with respect to Liquor Processing Services, means the amount of Liquor Processing Services utilized by the Pulp Mill (measured in millions of pounds of virgin dry black liquor solids sent to the precipitation mix tanks) during the one (1) week interval of time in which the Liquor Processing Services consumed by the Pulp Mill were at the highest levels;
(ii) with respect to Power Processing Services, means with regard to a particular Mill, the average of the amount of Power Processing Services utilized by that Mill (measured in kilowatts) during the five (5) fifteen (15) minute intervals of time (which intervals do not overlap) in which the Power Processing Services utilized by that Mill were at the highest levels; and (iii) with respect to Steam Processing Services, means with regard to a particular Mill, the average amount of Steam Processing Services utilized by that Mill (measured in millions of BTUs per hour) during the five (5) one (1) hour intervals of time (which intervals do not overlap) in which the Steam Processing Services utilized by that Mill were at the highest level.

                  "Processing Sales" means the usage charges that the Mill Owners are required to pay to Mobile Energy under the Energy Services Agreements based upon formulas set forth in the Master Operating Agreement and which vary from month to month in accordance with the amount of Processing Services required by, and provided to, such Mill Owner and Mobile Energy's efficiency with respect to fuel usage.
                                       6

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

Item 1.  FINANCIAL STATEMENTS



                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of Mobile Energy included herein have been prepared by Mobile Energy without audit, pursuant to the rules and regulations of the SEC. In the opinion of Mobile Energy's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1996 and September 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Mobile Energy believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Mobile Energy's Report on Form 10-K for the year ended December 31, 1996.



                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                        STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                           For the Three Months               For the Nine Months
                                                            Ended September 30,               Ended September 30,
                                                           ---------------------              --------------------
                                                            1997            1996               1997            1996
                                                            ----            ----               ----            ----
OPERATING REVENUES:
     Demand charges                                          $14,167        $14,350           $42,649        $43,276
     Processing sales                                          6,504          6,068            20,691         18,809
     Other                                                       180            200               540            643
                                                             -------        -------           -------        -------
     Total operating revenues                                 20,851         20,618            63,880         62,728
                                                             -------        -------           -------        -------

OPERATING EXPENSES:
     Operations and maintenance                                6,135          6,490            19,329         18,642
     Fuel                                                      1,594          1,351             6,130          5,260
     Depreciation and amortization                             3,248          3,135             9,760          9,340
                                                             -------        -------           -------        -------
     Total operating expenses                                 10,977         10,976            35,219         33,242
                                                             -------        -------           -------        -------

OPERATING INCOME                                               9,874          9,642            28,661         29,486
INTEREST EXPENSE                                             (7,231)        (7,497)          (22,005)       (22,622)
OTHER INCOME                                                     164            132               484            601
                                                             -------        -------           -------        -------

NET INCOME                                                    $2,807         $2,277            $7,140         $7,465
                                                             =======        =======           =======        =======


The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

                                       10



                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)



                                                                        For the Nine Months           For the Nine Months
                                                                       Ended Sept 30, 1997            Ended Sept 30, 1996
                                                                       -------------------             -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                              $     7,140                    $   7,465
                                                                              -----------                    ---------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                         10,814                        10,355
           Change in operating assets and liabilities:
               Accounts receivable                                                  546                            33
               Prepaid expenses and other current assets                          8,198                        (7,362)
               Accounts payable                                                     342                        (1,014)
               Accrued interest and other current liabilities                    (7,206)                       (3,490)
                                                                              ---------                      --------
                    Total adjustments                                            12,694                        (1,478)
                                                                              ---------                      --------
                    Net cash provided by operating activities                    19,834                         5,987
                                                                              ---------                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                                   (936)                       (8,997)
                                                                              ---------                      --------
               Net cash used in investing activities                               (936)                       (8,997)
                                                                              ---------                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of notes payable, net                             (20,962)                       (1,612)
      Equity contributions                                                        7,071                             0
      Repayment of long-term debt                                                (7,350)                       (5,895)
      Payment of member distributions                                           (12,782)                      (23,004)
                                                                              ---------                      --------
               Net cash used in financing activities                            (34,023)                      (30,511)
                                                                              ---------                      --------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (15,125)                      (33,521)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                                  19,896                        40,990
                                                                              ---------                      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   4,771                      $  7,469
                                                                              =========                      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                            $ 27,944                       $24,585
                                                                              ========                       =======


 The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.



                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                 BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                                             ASSETS

                                                                  At September 30, 1997              At December 31,
                                                                       (Unaudited)                       1996
                                                                  ---------------------              --------------
CURRENT ASSETS
   Cash and cash equivalents                                              $ 4,771                       $ 19,896
   Restricted deposits                                                      8,712                         17,414
   Trade accounts receivable                                               13,921                         14,467
   Materials and supplies                                                   3,081                          2,854
   Prepaid expenses and other                                                 307                             30
                                                                          -------                       --------
         Total current assets                                              30,792                         54,661
                                                                          -------                       --------

PROPERTY, PLANT AND EQUIPMENT                                             377,340                        374,988
   Less accumulated depreciation                                          (32,745)                       (23,667)
   Construction work in process                                             2,152                          3,568
                                                                         --------                       --------
         Property, plant and equipment, net                               346,747                        354,889
                                                                         --------                       --------

DEFERRED LOAN COST
   Net of accumulated amortization of $1,481 and $968 at
   September 30, 1997 and December 31, 1996 respectively                   13,675                         14,188
                                                                         --------                       --------

         Total assets                                                    $391,214                       $423,738
                                                                         ========                       ========

                         LIABILITIES AND MEMBERS' EQUITY

                                                                   At September 30, 1997           At December 31,
                                                                         (Unaudited)                    1996
                                                                   ---------------------           ---------------
CURRENT LIABILITIES
   Trade accounts payable                                                $  1,594                      $  2,006
   Account payable - associated company                                     4,770                         4,016
   Distribution payable                                                         0                        12,782
   Note payable1,883                                                       22,845
   Current portion - long-term debt                                         7,885                         7,350
   Accrued interest                                                         6,738                        13,846
   Other                                                                    1,595                         1,524
                                                                         --------                      --------
         Total current liabilities                                         24,465                        64,369
                                                                         --------                      --------

LONG-TERM DEBT 289,630                                                    296,461
COMMITMENTS AND CONTINGENCIES
MEMBERS' EQUITY                                                            77,119                        62,908
                                                                         --------                      --------

         Total liabilities and members' equity                           $391,214                      $423,738
                                                                         ========                      ========

The accompanying notes as they relate to Mobile Energy are an integral part of these condensed statements.

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed consolidated financial statements of Holdings included herein have been prepared by Holdings without audit, pursuant to the rules and regulations of the SEC. In the opinion of Holdings' management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1996 and September 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Holdings believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings Report on Form 10-K for the year ended December 31, 1996.



                      MOBILE ENERGY SERVICES HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                   For the Three Months               For the Nine Months
                                                   Ended September 30,                Ended September 30,
                                                   ---------------------              --------------------
                                                   1997             1996              1997            1996
                                                   ----             ----              ----            -----
OPERATING REVENUES:
Demand charges                                     $14,167         $14,350          $42,649           $43,276
Processing sales                                     6,504           6,068           20,691            18,809
Other                                                  180             200              540               643
                                                   -------             ---          -------           -------
Total operating revenues                            20,851          20,618           63,880            62,728
                                                   -------         -------          -------           -------

OPERATING EXPENSES:
Operations and maintenance                           6,135           6,390           19,329            18,542
Fuel                                                 1,594           1,351            6,130             5,260
Depreciation and amortization                        3,248           3,135            9,760             9,340
                                                   -------         -------          -------           -------
Total operating expenses                            10,977          10,876           35,219            33,142
                                                   -------         -------          -------           -------

OPERATING INCOME                                     9,874           9,742           28,661            29,586
INTEREST EXPENSE                                    (7,231)         (7,497)         (22,005)          (22,622)
OTHER INCOME                                           220             195              560               681
MINORITY INTEREST                                      (28)            (23)             (71)              (75)
                                                   -------         -------           ------            ------
INCOME BEFORE TAXES                                  2,835           2,417            7,145             7,570
PROVISION FOR INCOME TAXES
                                                     1,084             886            2,733             2,857
                                                   -------         -------          -------           -------
NET INCOME                                         $ 1,751         $ 1,531          $ 4,412           $ 4,713
                                                   =======         =======          =======           =======


        The accompanying notes as they relate to Holdings are an integral part of these condensed statements.



                      MOBILE ENERGY SERVICES HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                         For the Nine Months            For the Nine Months
                                                                        Ended Sept 30, 1997            Ended Sept 30, 1996
                                                                        ---------------------          ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $  4,412                     $   4,713
                                                                                 --------                     ---------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                           10,814                        10,355
           Deferred income taxes                                                    7,516                         7,814
           Changes in operating assets and liabilities:
               Accounts receivable                                                    545                            33
               Prepaid expenses and other current assets                            8,742                        (7,361)
               Accounts payable                                                      (400)                       (4,740)
               Accrued interest and other current liabilities                      (5,355)                       (1,328)
                                                                                 --------                     ---------
                    Total adjustments                                              21,862                         4,773
                                                                                 --------                     ---------
                    Net cash providedby operating activities                       26,274                         9,486
                                                                                 --------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                                     (936)                       (8,997)
                                                                                 --------                     ---------
               Net cash used in investing activities                                 (936)                       (8,997)
                                                                                 --------                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Borrowings (repayments) of notes payable                                    (20,962)                        1,612
      Repayment of long-term debt                                                  (7,350)                       (5,895)
      Payment of dividends & return of capital                                    (16,012)                      (23,004)
                                                                                 --------                     ---------
               Net cash used in financing activities                              (44,324)                      (30,511)
                                                                                 --------                     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (18,986)                      (30,022)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                                          26,679                        41,118
                                                                                 --------                     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  7,693                       $11,096
                                                                                 ========                     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                               $ 27,817                     $  24,585
                                                                                 ========                     =========

      Cash received during period for:
               Cash received from income tax refunds                             $  6,934                     $   7,144
                                                                                 ========                     =========


        The accompanying notes as they relate to Holdings are an integral part of these condensed statements.



                      MOBILE ENERGY SERVICES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS
                                                                  At September 30, 1997            At December 31,
                                                                        (Unaudited)                     1996
                                                                  ---------------------             -------------
CURRENT ASSETS
       Cash and cash equivalents                                          $  7,693                    $ 26,679
       Restricted deposits                                                   8,712                      17,414
       Trade accounts receivable                                            13,922                      14,467
       Materials and supplies                                                3,081                       2,854
       Prepaid expenses and other                                              807                       1,074
                                                                          --------                    --------
       Total current assets                                                 34,215                      62,488
                                                                          --------                    --------

PROPERTY, PLANT AND EQUIPMENT                                              377,340                     374,988
       Less accumulated depreciation                                       (32,745)                    (23,667)
       Construction work in process                                          2,152                       3,568
                                                                          --------                    --------
       Property, plant and equipment, net                                  346,747                     354,889
                                                                          --------                    --------
DEFERRED LOAN COST
       Net of accumulated amortization of $1,481 and $968 at
       September 30, 1997 and December 31, 1996 respectively                13,675                      14,188
                                                                          --------                    --------

         Total assets                                                     $394,637                    $431,565
                                                                          ========                    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                   At September 30, 1997           At December 31,
                                                                        (Unaudited)                     1996
                                                                   ---------------------           ---------------
CURRENT LIABILITIES
       Trade accounts payable                                             $  1,594                    $  2,006
       Account payable - associated company                                    953                         941
       Dividends payable                                                         0                      16,012
       Note payable                                                          1,883                      22,845
       Current portion - long-term debt                                      7,885                       7,350
       Accrued interest                                                      6,738                      13,846
       Other                                                                 2,467                       1,454
                                                                          --------                    --------
         Total current liabilities                                          21,520                      64,454
                                                                          --------                    --------
DEFERRED INCOME TAXES                                                       46,930                      39,414
                                                                          --------                    --------
LONG-TERM DEBT                                                             289,630                     296,461

MINORITY INTEREST                                                              771                         629
                                                                          --------                    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
       Common stock, $1 par value; 1,000 shares
          authorized and outstanding                                             1                           1
       Paid-in capital                                                      31,373                      30,623
       Retained earnings (deficit)                                           4,412                         (17)
                                                                          --------                    --------
               Total stockholder's equity                                   35,786                      30,607
                                                                          --------                    --------
         Total liabilities and stockholder's equity                       $394,637                    $431,565
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

(B) Mobile Energy is subject to dynamic federal, state and local environmental laws and regulations. For example, the Environmental Protection Agency ("EPA") has proposed (1) certain effluent limitations guidelines and standards for the control of waste water pollutants from pulp and paper industry facilities and
(2) a national emission standard for hazardous air pollutants from facilities which would include the Mills (the "Cluster Rule"). If promulgated as proposed, the Cluster Rule (which would principally apply to the Mills) probably will require significant modifications to the Mills. The EPA also plans to propose regulations applicable to combustion sources at pulp and paper facilities. These regulations, collectively referred to as the "Combustion Rule," will likely consist of effluent guidelines and hazardous air pollutant emission standards. The EPA currently plans to propose the Combustion Rule during 1997.

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

     The Mobile Facility is a physically integrated complex that produces tissue and paper products from timber that is processed into bleached and unbleached pulp. The Mobile Facility is comprised of the Energy Complex, a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill"), and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills"). The Mills currently obtain all of their aggregate steam processing needs and 98 percent of their aggregate power processing needs from the Energy Complex. In addition, the Energy Complex processes weak black liquor delivered by the Pulp Mill Owner into green liquor, a necessary component of the pulp making process (this process, the "Liquor Processing Services"). The conversion of weak black liquor into green liquor involves a combustion process which provides heat that is further used to generate steam (the "Steam Processing Services") and electricity (the "Power Processing Services"). Mobile Energy's revenues are comprised almost entirely of Demand Charges and Processing Sales for services provided to the Mills.

     Demand Charges represent compensation to Mobile Energy for dedicating a portion of the Energy Complex's capacity to the Mills. Demand Charges are designed generally to cover, among other things, costs that are in the nature of fixed costs, including debt service. Processing Sales are paid by each Mill Owner to Mobile Energy based on formulary usage charges which vary from month to month, based on the amount of Processing Services required by, and provided to, each Mill Owner, and on Mobile Energy's efficiency with respect to fuel usage. Processing Sales are designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including fuel expenses.

Results of Operations

Because the Energy Complex was not operated as an independent business prior to its acquisition by Holdings, Holdings did not purchase a business from Scott but, rather, purchased assets. Since the Acquisition, Holdings and subsequently Mobile Energy have operated such assets as an independent business. The business with respect to the Energy Complex commenced on December 16, 1994 when Holdings began operations. As a consequence of the relatively short time period Holdings and Mobile Energy have operated the Energy Complex, discussion and analysis of their results of operations are necessarily limited in scope, and may not be indicative of their future results of operations and financial condition. Thus, the financial information contained herein is not necessarily representative of the future results of operations and financial condition of Mobile Energy or Holdings.

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

Revenues

Operating revenues for the third quarter of 1997 increased $0.2 million, or 1.1%, compared to the third quarter 1996. The increase is primarily due to an increase in Processing Sales resulting from an increase in gas consumption. For year to date 1997 versus year to date 1996, operating revenues increased $1.2 million or 1.8% primarily due to increased Processing Sales revenue and increased gas prices and consumption. The level of Processing Sales for both periods reflects utilization of the Energy Complex near capacity levels. Demand Charges and Processing Sales for the third quarters of 1997 and 1996, and year to date 1997 and 1996 in thousands of dollars and expressed as a percent of total revenues, were as follows:


                                         Quarter Ended                                   Year to Date
                                ---------------------------------------    ---------------------------------------------
                                September 30, 1997   September 30, 1996       September 30, 1997      September 30, 1996
                              Dollars   Percent     Dollars    Percent     Dollars    Percent         Dollars     Percent
                              -------   -------     -------    -------     -------    --------        -------     -------
                                            (in thousands)                              (in thousands)
     Demand Charges:
         Pulp Mill            $9,011     43.2%       $9,223     44.7%      $27,147     42.5%         $27,942    44.5%
         Tissue Mill           2,554     12.2%        2,533     12.3%        7,620     11.9%           7,573    12.1%
         Paper Mill            2,602     12.5%        2,594     12.6%        7,793     12.2%           7,761    12.4%
                             -------   -------      -------    -----       -------   -------         -------  ------
                              14,167     67.9%       14,350     69.6%       42,560     66.6%          43,276    69.0%

     Processing Charges:
         Pulp Mill             1,329      6.4%        1,117      5.4%        4,596      7.2%           3,913     6.2%
         Tissue Mill           2,556     12.3%        2,479     12.0%        7,934     12.4%           7,461    11.9%
         Paper Mill            2,620     12.6%        2,472     12.0%        8,251     12.9%           7,436    11.9%
                             -------   -------      -------    -----       -------   -------         -------  -------
                               6,504     31.2%        6,068     29.4%       20,780     32.5%          18,810    30.0%

     Other revenues              180      0.9%          200      1.0%          540      0.8%             643     1.0%
                             -------   -------      -------    -----       -------   -------         -------  ------

         Total revenues      $20,851    100.0%      $20,618    100.0%      $63,881    100.0%         $62,729   100.0%
                             =======    ======      =======    =====       =======    ======         =======   =====



     The Mills' peak usage of Processing Services for year to date of 1997 and 1996 were as follows:

                                                       YTD 9-30--97                    YTD 9-30-96
                                                    -------------------------    ----------------------
                                                     Peak       Contractual      Peak      Contractual
      Mill     Processing Services                   Usage        Demand         Usage       Demand
      ----     -------------------                   -----      -----------      -----      ----------
      Pulp     Liquor Conversion
               MMLBs/week                               46.5        44.45          44.6         42.7
               Steam
               MMBTUs/hr                               627.0       500.0          618.0        500.0
               Electricity
               MW/hr                                    29.8        32.0           30.0         32.0




                                                       YTD 9-30-97                    YTD 9-30-96
                                                   --------------------------   ----------------------
                                                     Peak       Contractual      Peak      Contractual
      Mill     Processing Services                   Usage        Demand         Usage       Demand
      ----     -------------------                   -----      ------------     -----     -----------

      Tissue   Steam
               MMBTUs/hr                               313.0       280.0          293.0        280.0
               Electricity
               MW/hr                                    39.2        39.5           38.9         39.5

      Paper    Steam
               MMBTUs/hr                               484.0       420.0          507.0        420.0
               Electricity
               MW/hr                                    22.3        22.5           22.3         22.5

     Prior to the installation of certain electrical meters, which was completed in February 1996, Mobile Energy could not precisely determine the peak usage of each Mill for Power Processing Services. The Pulp Mill's Contractual Demand for Liquor Processing Services increased from 42.7 MMLBs per week to 44.45 MMLBs per week beginning January 1, 1997, pursuant to the terms of the Master Operating Agreement.

Expenses

Total operating expenses did not vary in the three month period ended September 30, 1997 compared to the same period for 1996. Total operating expenses increased $2.0 million or 5.9% from $33.2 million to $35.2 million for the nine month period ended September 30, 1997 compared to the prior year period. These increases are primarily due to the increase in Operation and Maintenance Costs and fuel expenses. The Operation and Maintenance Costs decreased from $6.5 million in the third quarter of 1996 to $6.1 million the third quarter in 1997, a 5.5% decrease. For the nine month period ended September 30, 1997, Operation and Maintenance Costs increased $1.0 million or 3.7% from the prior year period. Operation and Maintenance Costs increased, due to a 3% salaries increase, an increase in overtime due to training in the utility line of progression, and two unscheduled outages, one related to a power boiler tube failure and the second related to a breaker failure. In addition, fuel expenses increased $0.8 million, or 16.5%, for the nine month period ended September 30, 1997 compared to the same period in 1996 as a result of increased gas prices and consumption. Fuel expense increased for the three month period ended September 30, 1997 compared to the same period in 1996 by $.2 million from $1.4 million to $1.6 million. This increase is attributable to an increase in the volume of gas used in 1997 versus 1996.

     Interest expense decreased $.3 million, or 3.5%, in the third quarter 1997 compared to the same period for 1996. Interest expense decreased $.6 million or 2.7% to $22.0 million for the nine months ended September 30, 1997 from $22.6 million in the prior year period. The decrease reflects the $22.2 million repayment of short-term notes payable in 1997.

     Mobile Energy's net income for the third quarter of 1997 was $2.8 million, representing an increase of $0.5 million, or 23.3%, compared to the third quarter of 1996, which increase was mainly due to a decrease in Operation and Maintenance Costs. For the nine month period ended September 30, 1997 Mobile Energy's net income was $7.1 million, representing a decrease of $0.3 million or 4.4% from the same period in 1996. Holding's net income for the third quarter of 1997 increased 14.4%, or $0.2 million, compared to the third quarter of 1996 and reflects comparable increases in minority interest and income taxes. Holding's net income for the nine month period ended September 30, 1997 was $4.4 million representing a $0.3 million or 6.4% decrease from the same period in 1996. Income taxes were provided based on a combined 38.25% state and federal rate applied to pretax income of $2.8 million for the third quarter of 1997, $2.3 million for the third quarter of 1996, $7.1 million for the nine month period ended September 30, 1997, and $7.5 million for the nine month period ended September 30, 1996.

Liquidity and Capital Resources

As of September 30, 1997, Holdings had $7.7 million in cash and cash equivalents and total debt of $299.4 million. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies.

     Mobile Energy's working capital needs generally relate to Operation and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain operation and maintenance activities in a separate account (the "Maintenance Reserve Account") before such operation and maintenance activities are performed for Mobile Energy.

     Operation and Maintenance Costs are budgeted at $26.2 million and $26.5 million for 1997 and 1998, respectively. During the nine month period ended September 30, 1997, actual Operation and Maintenance Costs aggregated $19.3 million compared to a budget of $19.2 million due to a 3% salaries increase, training in the utility line of progression, and maintenance costs for two unscheduled outages.

     Mobile Energy's projected accrued obligations for required payments of principal and interest on long-term debt for calendar years 1997 and 1998 are $34.7 million and $34.5 million, respectively. Payments of principal and interest on long-term debt for the nine month periods ended September 30, 1997 and 1996 aggregated $34.7 million, and $29.7 million, respectively.

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under a revolving credit facility providing working capital loans to Mobile Energy (which is limited to $15.0 million), balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1996, Mobile Energy has drawn an aggregate of $8.8 million under such a revolving credit facility maintained by Southern with Banque Paribas. As of September 30, 1997, $7.0 million of this amount had been repaid by Southern.

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

     The Energy Services Agreements and the Master Operating Agreement require the Mill Owners to pay Demand Charges and Processing Sales. The Demand Charges were designed generally to cover, among other things, Mobile Energy's projected costs that are in the nature of fixed costs (including the payment of debt service), assuming that certain operating performance standards are satisfied. The Processing Sales were designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including variable costs such as fuel related expenses.

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Sales vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. For the quarter ended September 30, 1997, 67.9% of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Sales.

     The Demand Charges and the Processing Sales, collectively, were designed so as to result in Mobile Energy having net income. There can be no assurance, however, that (i) the assumptions with respect to operating performance standards that underlie the design of the Demand Charges and the Processing Sales will at all times be satisfied, (ii) the Demand Charges will at all times cover Mobile Energy's costs that are in the nature of fixed costs, including debt service payments, (iii) the Processing Sales will at all times cover the costs that are not covered by Demand Charges, including variable costs such as fuel related expenses, or (iv) the payment of Demand Charges and Processing Sales will at all times result in Mobile Energy having net income.

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

Item 6.             Exhibits and Reports on Form 8-K.

    (a)             Exhibits.

                    Exhibit 27 - Financial Data Schedules
                    (a)    Mobile Energy
                    (b)    Holdings

    (b)             Reports on Form 8-K.

                    Neither registrant filed a Form 8-K during the third quarter of 1997.

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

              MOBILE ENERGY SERVICES COMPANY L.L.C.


              /s/ Thomas G. Boren
     By       Thomas G. Boren
              President and Chief Executive Officer
              (Principal Executive Officer)


              /s/ Raymond D. Hill
     By       Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)


                                               Date:    November 14, 1997
------------------------------------------------------------------------------

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

                                               Date:    November 14, 1997