Form 10-K405
period 1997-12-31
MOBILE ENERGY SERVICES CO LLC; MOBILE ENERGY SERVICES HOLDINGS INC
filed 1998-03-31
CIK 948362, 945979

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                    Form 10-K


                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                                       OR
              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to




  Commission      Registrant, State of Incorporation,          I.R.S. Employer
  File Number      Address and Telephone Number               Identification No.
  -----------     -----------------------------------         -----------------

  33-92776         Mobile Energy Services Company, L.L.C.           63-1148953
                   (An Alabama Limited Liability Company)
                   900 Ashwood Parkway, Suite 300
                   Atlanta, Georgia 30338
                   (770) 379-7781


  33-92776         Mobile Energy Services Holdings, Inc.            58-2133689
                   (An Alabama Corporation)
                   900 Ashwood Parkway, Suite 450
                   Atlanta, Georgia 30338
                   (770) 379-7730



===============================================================================

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.


       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

       Each of the registrants meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure as permitted by such General Instruction I.

       A description of the registrants' common stock follows:


                                            Description of              Shares Outstanding
Registrant                                  Common Stock                 at February 28, 1998

Mobile Energy Services Company, L.L.C.      Not applicable               Not applicable
Mobile Energy Services Holdings, Inc.       Par Value $1 Per Share               1,000



                                                   Table of Contents

               PART I                                                                                                    PAGE

Item 1         Business-...............................................................................................    I-1
                  General..............................................................................................    I-1
                  Power, Steam and Liquor Processing Sales.............................................................    I-2
                  Operations...........................................................................................    I-8
                  Sources and Availability of Raw Materials............................................................    I-9
                  Permitting and Regulatory Matters....................................................................    I-10
                  Environmental Considerations.........................................................................    I-11
                  Outages..............................................................................................    I-13
                  Summary of Principal Project Contracts...............................................................    I-15
Item 2         Properties..............................................................................................    I-56
Item 3         Legal Proceedings.......................................................................................    I-62
Item 4         Submission of Matters to a Vote of Security Holders.....................................................    I-62

               PART II

Item 5         Market for Registrants' Common Equity and Related Stockholder Matters...................................    II-1
Item 6         Selected Financial Data.................................................................................    II-1
Item 7         Management's Discussion and Analysis of Financial Condition and Results of Operations...................    II-1
                  Background...........................................................................................    II-1
                  Results of Operations................................................................................    II-1
                  Revenues.............................................................................................    II-2
                  Expenses.............................................................................................    II-2
                  Liquidity and Capital Resources......................................................................    II-3
                  Environmental Matters................................................................................    II-6
                  Funding of the Maintenance Reserve Account...........................................................    II-7
                  Tax Matters..........................................................................................    II-7
                  New Accounting Standards.............................................................................    II-8
                  Year 2000 issue......................................................................................... II-8
Item 7A        Quantitative and Qualitative Disclosures about Market Risk...............................................   II-9
Item 8         Financial Statements and Supplementary Data.............................................................    II-10
Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..................................................................    II-30

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

               PART IV

Item 14           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                        IV-1


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

                  "Aggregate Power Processing Demand" means, collectively, the Pulp Mill Power Processing Demand, the Tissue Mill Power Processing Demand and the Paper Mill Power Processing Demand.
                                       ii

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

                  "Alabama Power" means Alabama Power Company.

                  "Alabama PSC" means the Alabama Public Service Commission.

                  "Asset Lease Agreements" means the series of lease or sublease and assignment agreements by which Scott conveyed to Mobile Energy (as the assignee of Holdings) those part of the facilities, structures and equipment comprising the Energy Complex to which title is held by the IDB and which are leased by the IDB to Kimberly-Clark Tissue or are currently subject to installment sale agreements between the IDB and Kimberly-Clark Tissue.

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

                  "Clean Air Act" means the Clean Air Act Amendments of 1990.

                  "Collateral Agent" means the collateral agent for the Senior Secured Parties under the Intercreditor Agreement, which is Bankers Trust (Delaware).
                  "Confidentiality Agreement" means the Confidentiality Agreement dated December 12, 1994 among Southern Energy, Mobile Energy, Kimberly-Clark Tissue, and S.D. Warren.

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

                  "Current Tissue Mill Power Processing Nomination" means the maximum amount of power processing required of Mobile Energy pursuant to the Tissue Mill Energy Services Agreement during any fifteen (15) minute period during any day, which amount taken together with the Current Paper Mill Power Processing Nomination and the Current Pulp Mill Power Processing Nomination shall not exceed the Aggregate Power Processing Demand, as such nomination may be revised from time to time pursuant to the Master Operating Agreement.
                                       v

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

                  "Governmental Authority" means any federal, state, county, municipal, foreign, international, regional or other governmental or regulatory authority, agency, department, board, body, instrumentality, commission, arbiter or court.
                                       vi

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

                  "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

                  "Kimberly-Clark Tissue" means Kimberly-Clark Tissue Company, the owner of the Tissue Mill and the Pulp Mill.

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

                  "Mobile Energy" means Mobile Energy Services Company, L.L.C.

                  "Mobile Energy Material Adverse Effect" means a material adverse effect on (i) the facilities, structure and equipment comprising the Energy Complex; (ii) the operation, maintenance or use of the Energy Complex or the Leased Premises; (iii) the use by Mobile Energy or its representatives of any easement granted for the benefit of Lots 7 and 9 pursuant to the Easement Deeds; or (iv) the ability of Kimberly-Clark Tissue or any Mill Owner to observe and perform its obligations under any of the Operative Documents.

                  "1986 Alabama Power Contract" means the Contract for Electric Power dated as of April 14, 1986 between Kimberly-Clark Tissue and Alabama Power.

                  "1983 Alabama Power Contract" means the Agreement dated as of July 20, 1983 between Kimberly-Clark Tissue and Alabama Power.

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

                  "Paper Mill Energy Services Agreement" means the Paper Mill Energy Services Agreement dated as of December 12, 1994 between Warren Alabama, in its capacity as Paper Mill Owner, and Mobile Energy, as amended.

                  "Paper Mill Power Processing Demand" means 21,400 kilowatts, as such amount may be adjusted from time to time pursuant to the Master Operating Agreement.

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

                  "Project Agreements" means the Energy Services Agreements, the Master Operating Agreement, the Direct Lease, the Supplementary Lease, the O&M Agreement, the Confidentiality Agreement, the Common Services Agreement, the Water Agreement, the Ash Agreement, the Pulp Supply Agreement, the Kimberly-Clark Tissue Environmental Indemnity Agreement, the Mill Environmental Indemnity Agreements, the Transition Agreement and the Easement Deeds, provided, that each Project Agreement having a stated term (which may include a stated renewal term) that has expired in full at the end of such stated term (or such stated renewal term) and each Project Agreement not having a stated term that has been fully performed in accordance with its terms (including, without limitation, through the final payment of all amounts due or to become due thereunder) shall cease to be a Project Agreement for all purposes with respect to the Energy Services Agreements and the Master Operating Agreement.

                  "Project Contracts" means, collectively, the Energy Services Agreements, the Master Operating Agreement, the Direct Lease, the Supplementary Lease, the O&M Agreement, the Common Services Agreement, the Water Agreement, the Ash Agreement, the Kimberly-Clark Tissue Environmental Indemnity Agreement, the Mill Environmental Indemnity Agreements, the Transition Agreement, the Employee Transition Agreement, the SCS Agreement, the Easement Deeds, the Asset Purchase Agreement, the Coal Supply Agreement dated as of May 1, 1995 between Mobile Energy and E.J. Hodder & Associates, the Lease Assignment and Assumption Agreement, the Facilities Lease and Agreement and the related Sublease and Assignment Agreement, the Installment Sale Agreements and the related Lease and Assignment Agreements, the Recovery Boiler Lease and Agreement and the related 1994 Bond Agreement, the Nondisturbance Agreement, the Recognition Agreements, the Mill Owner Maintenance Reserve Account Agreement, the Omnibus Deed, Bill of Sale, General Assignment and Conveyance Agreement dated July 14, 1995 between Holdings and Mobile Energy and any other contract entered into by Mobile Energy or Holdings for the provision of fuel to the Energy Complex (in each case, as the same may be amended, supplemented, modified, replaced or assigned in accordance with the Indenture).

                  "Project Documents" means, collectively, the Financing Documents and the Project Contracts.

                  "PUHCA" means the Public Utility Holding Company Act of 1935, as amended.

                  "Pulp Mill Energy Services Agreement" means the Pulp Mill Energy Services Agreement, dated as of December 12, 1994 between Kimberly-Clark Tissue, in its capacity as Pulp Mill Owner, and Mobile Energy.

                  "Pulp Mill Power Processing Demand" means 29,500 kilowatts, as such amount may be adjusted from time to time pursuant to the Master Operating Agreement.

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

                  "Site" means the Real Property, the Mills, and the Energy Complex.
                  "Southern" means The Southern Company.

                  "Southern Energy" means Southern Energy Resources, Inc. (formerly known as Southern Energy, Inc. and Southern Electric International, Inc.)

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

                  "Tissue Mill Power Processing Demand" means 37,800 kilowatts, as such amount may be adjusted from time to time pursuant to the Master Operating Agreement.

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

                  "Warren Alabama" means S.D. Warren Alabama L.L.C., the owner of the Paper Mill.

                  "Waste Water Treatment Plant" means the treatment plant owned by the Pulp Mill Owner and used to treat waste water from the Energy Complex and the Mills.

                                     PART I


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         In addition to historical information, this Annual
 Report on Form 10-K includes forward-looking statements. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that any such indicated results will be realized. Factors which could cause the actual results in future periods to differ materially include but are not limited to those discussed below at Item 1 "Business" and at Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" herein, as well as those discussed or identified from time to time in Mobile Energy's or Holdings' filings with the SEC, including, but not limited to, the Company's Registration Statement on Form S-1 (Registration No. 33-92776). Specifically, these factors include, but are not limited to, the following: the impact of the Cluster Rules and the Combustion Rules on the Mills and the Energy Complex; the ability of each Mill Owner to reduce its production at its Mill and to terminate its Energy Services Agreement upon the closure of its Mill which could reduce materially the Demand Charges and Processing Charges received by Mobile Energy, the cyclical market fluctuations in the pulp, tissue and paper industry; the inability of Mobile Energy to change its Demand Charges or Processing Charges to the Mill Owners to reflect increased capital expenditures or operating expenses except under certain limited circumstances; the ability of the Mill Owners to sell and transfer their respective Mills which could result in the reduction of the credit quality or industry expertise of the Mill Owner; changes in or the application of environmental and other laws and regulations to which Mobile Energy and Holdings are subject; and other factors discussed elsewhere herein.


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

     The Mobile Facility is one of the largest pulp, paper and tissue production complexes in North America. At the time of the Acquisition, Scott owned the Tissue and Pulp Mills. Subsequent to Holdings' acquisition of the Energy Complex, Scott merged with Kimberly-Clark Tissue, a wholly owned subsidiary of Kimberly-Clark Corporation ("Kimberly-Clark"). This merger was completed in December 1995; therefore, the Tissue and Pulp Mills are currently owned by Kimberly-Clark Tissue. The Tissue Mill consists of five paper machines with a capacity to manufacture approximately 310,000 tons of tissue per year, as well as finishing operations and distribution operations. The Tissue Mill and the Paper Mill currently rely on the Pulp Mill for almost all of their supply of pulp.

     At the time of the Acquisition, the Paper Mill was owned by S.D.
Warren, and Scott owned S.D. Warren. On December 21, 1994 Scott sold S.D. Warren to a company indirectly owned by Sappi Limited, DLJ Merchant Banking Partners L.P. and UBS Capital Corporation. S.D. Warren's obligations under the Project Agreements were not affected by this sale. Mobile Energy has received notice that S.D. Warren transferred the Paper Mill to S.D. Warren Alabama L.L.C. ("Warren Alabama") , a Delaware limited liability company, which is an indirect, wholly-owned subsidiary of S.D. Warren created for the purpose of owning and operating the Paper Mill. The Project Agreements to which S.D. Warren is a party have also been be assigned by S.D. Warren and assumed by Warren Alabama.

     Warren Alabama produces uncoated business, commercial offset printing (including heavyweight board and colored offset products) and coated specialty and technical papers at the Paper Mill. The Paper Mill produces all of S.D. Warren's uncoated free sheet paper and certain coated specialty and technical papers. The Paper Mill consists of three paper machines with a capacity to manufacture approximately 270,000 tons of paper per year, as well as finishing operations and distribution operations.

Power, Steam and Liquor Processing Sales

Mobile Energy is a party to various long-term contracts, including (A) Energy Services Agreements (including any amendments thereto, the "Energy Services Agreements") with (1) Kimberly-Clark Tissue acting in its capacity as the owner of the Tissue Mill (Kimberly-Clark Tissue in such capacity, together with successors and permitted assigns, the "Tissue Mill Owner"), (2) Kimberly-Clark Tissue acting in its capacity as the owner of the Pulp Mill (Kimberly-Clark Tissue in such capacity, together with successors and permitted assigns, the "Pulp Mill Owner"), and (3) Warren Alabama acting in its capacity as the owner of the Paper Mill ( Warren Alabama in such capacity, together with successors and permitted assigns, the "Paper Mill Owner," and together with the Tissue Mill Owner and the Pulp Mill Owner, the "Mill Owners") and (B) a Master Operating Agreement (including any amendments thereto or restatements thereof, the "Master Operating Agreement") with Kimberly-Clark Tissue, the Tissue Mill Owner, the Pulp Mill Owner and the Paper Mill Owner. Pursuant to the Energy Services Agreements, Mobile Energy subsequently, provides Steam Processing Services and Power Processing Services to the Mills and Liquor Processing Services to the Pulp Mill.

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

     As indicated above, concurrently with the acquisition of the Energy Complex by Holdings, the Mill Owners selected initial Demand levels for each of the Processing Services, which Demand levels currently remain in effect. The following table sets forth the approximate percentage of Aggregate Demand by Mill Owners for each of the Processing Services as of December 31, 1997:

                                  Power      Steam   Liquor
                               Processing ProcessingProcessing
                                Services   Services Services
Pulp Mill Owner...................33%        42%      100%
Tissue Mill Owner.................43%        23%       N/A
Paper Mill Owner..................24%        35%       N/A
                                  ---      -----       ---
                                 100%       100%      100%

The foregoing allocations of Aggregate Demand are subject to reallocation among the Mill Owners as early as December 1998 and at various times thereafter.

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

         The Master Operating Agreement provides for Mobile Energy and the Mill Owners to develop a computer model (the "Process Model") to be used to calculate the fuel cost component of the Processing Charges in accordance with certain principles set forth in the Master Operating Agreement. The parties' intent was that the Process Model would be designed to compute, among other things, the quantity of coal that the Energy Complex should be using at any time in order to satisfy certain efficiency and reliability standards, and the amount of gas that the Energy Complex should be using at any time, in accordance with the specified protocol for boiler dispatch. The Master Operating Agreement provides that once the Process Model is implemented, Mobile Energy will be permitted to charge the Mill Owners, as a component of the Processing Charges, for only those quantities of coal as are calculated by the Process Model to be efficient quantities and for only those quantities of gas as are determined by the Process Model to be in accordance with a specified protocol for boiler dispatch. Therefore, under the Process Model computations, Mobile Energy will be rewarded for operating the Energy Complex more efficiently than the standards set forth in the Process Model and will bear the risk of operating the Energy Complex less efficiently than those standards.

         In 1997, Mobile Energy and the Mill Owners determined to delay the development of the Process Model indefinitely due to technical constraints. The Master Operating Agreement provides that until the Process Model is developed and certain accuracy and reliability tests are completed (the "Interim Period"), Mobile Energy is permitted to charge the Mills for any and all quantities of coal used by the Energy Complex to provide Processing Services. In addition, during the Interim Period, Mobile Energy is, subject to certain conditions described herein, permitted to charge the Mills for any and all quantities of gas used by the Energy Complex to provide the Processing Services. Certain other modifications to the formula used to calculate the Processing Charges also remain in effect during the Interim Period. Therefore, Mobile Energy is currently charging the Mills for fuel costs in accordance with the provisions applicable to the Interim Period.

         There can be no assurance that the Process Model will be developed by Mobile Energy and the Mill Owners. If the Process Model is developed and implemented, there can be no assurance that the Energy Complex will use fuel in accordance with the standards set forth in the Process Model or that Mobile Energy will operate the Energy Complex more efficiently than the standards set forth in the Process Model. Moreover, there can be no assurance that the Process Model will perform in accordance with its design or the principles set forth in the Master Operating Agreement. If the Process Model is developed and implemented and fails to calculate accurately the amount of coal and gas the Energy Complex should be using in accordance with the standards described above, Mobile Energy's ability to recover its cost for coal and gas could be adversely effected.

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

     For the twelve-month period ended December 31, 1997, sales to the Pulp Mill, Tissue Mill and Paper Mill (including both Demand Charges and Processing Charges) were $42.9 million, $20.9 million, and $21.6 million, respectively, which accounted for 50.2%, 24.5% and 25.3%, respectively, of Mobile Energy's operating revenues. Payments of Demand Charges and Processing Charges by the Mill Owners under the Energy Services Agreements are expected to provide virtually all of Mobile Energy's operating revenues and are therefore the primary source of funds for the payment of debt service. There are no significant alternative sources of funds available to Mobile Energy to make debt service payments (other than certain reserve accounts). Accordingly, a significant decrease in revenues payable under the Energy Services Agreements that is not accompanied by a corresponding decrease in operating costs may have a material adverse impact on Mobile Energy's financial condition. If Demand Charges and such other charges were at any time to be insufficient to cover Mobile Energy's fixed costs (including payment of debt service), Mobile Energy could be unable to pay principal of and interest on its outstanding indebtedness or could be unable to pay its other fixed costs.

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

     After the sale of the Energy Complex by Scott to Holdings, S.D. Warren transferred some of its grade coated production (in which it is a market leader) from the Paper Mill to another of its mills which is not serviced by the Energy Complex. While S.D. Warren indicated that the change in operations was designed, in part, to convert capacity at the Paper Mill to the production of coated specialty and technical paper, and while such change in operations increased the Paper Mill's usage of Steam Processing Services, there can be no assurance that the altered product mix of the Paper Mill will not have a materially adverse impact on the Paper Mill's requirement for Processing Services, or that the Paper Mill will continue to be operated on an economic basis.

     Also, the Mill Owners have broad discretion to merge with or otherwise combine with other companies and to otherwise transfer their interests in the Mills, and there can be no assurance that the current Mill Owners will retain their respective interests in the Mills. The consummation of any merger, combination or other transfer, including the Scott merger with Kimberly-Clark Tissue and the transfer of the Paper Mill by S.D. Warren to Warren Alabama, could result in a change in the mix or level of processing services demanded by such Mill and/or a decrease in the creditworthiness of the Mill Owner, any of which could have a material adverse effect on Mobile Energy. For example, Mobile Energy is informed that Warren Alabama is a sole purpose entity which has no assets other than the Paper Mill.

     Prior to the announcement in July 1995 of its intent to merge with Kimberly-Clark, Scott had announced its intention to sell the Pulp Mill as part of a general corporate initiative to focus on its tissue operations. Payments from the Pulp Mill Owner accounted for approximately 50.2% of Mobile Energy's operating revenues in 1997. There can be no assurance that Kimberly-Clark Tissue will not seek to sell the Pulp Mill or that any successor to Kimberly-Clark Tissue as the Pulp Mill Owner would be of equivalent credit quality or industry expertise, would require the same level of Processing Services as are currently or have been historically required by Kimberly-Clark Tissue for its operation of the Pulp Mill or would continue to provide the services and products currently provided by Kimberly-Clark Tissue (as the Pulp Mill Owner) pursuant to certain of the Project Contracts to the other Mills or the Energy Complex.

     The Tissue Mill and the Paper Mill currently rely upon the Pulp Mill for almost all of their supply of pulp. Because both the Tissue Mill and the Pulp Mill currently are owned by Kimberly-Clark Tissue, there is no contractual arrangement between the Tissue Mill and the Pulp Mill for the supply of pulp. By contrast, in connection with the sale of S.D. Warren in December 1994, Scott entered into a long-term agreement (the "Pulp Supply Agreement") for the Pulp Mill to supply the Paper Mill with its pulp requirements (subject to minimum and maximum amounts) at prices that are generally based upon, though somewhat discounted from, market prices. There can be no assurance that future owners of the Pulp Mill and/or the Tissue Mill would enter into similar long-term pulp supply arrangements or that any such pulp supply arrangements would be economically beneficial to such parties. There also can be no assurance that Warren Alabama and Kimberly-Clark Tissue will not modify materially the terms of the Pulp Supply Agreement.

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

     In connection with its proposed merger with Kimberly-Clark Tissue, Scott announced that it had suspended its previously stated plans to sell its global pulp operations (including the Pulp Mill) and its timberlands in the United States and Canada (including the Southeast Timberland). However, subsequent to the merger Kimberly-Clark has indicated that the combined entity will endeavor to eliminate redundant overhead costs, reduce its workforce and sell certain assets including some manufacturing facilities. Therefore, although any sale of the Pulp Mill or the Southeast Timberland may be delayed or abandoned as a result of the merger, there can be no assurances that the Pulp Mill or the Southeast Timberland (or any other assets (including the Tissue Mill)) would not eventually be sold by the combined entity.

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

Operations

The Energy Complex is operated by Southern Energy pursuant to an agreement with Mobile Energy (the "O&M Agreement"). Southern Energy provides operation, maintenance and administrative services to Mobile Energy and currently employs all of the personnel who work at the Energy Complex. At December 31, 1997, there were 29 salaried and 104 union employees working at the Energy Complex. Southern Energy is compensated by Mobile Energy pursuant to the O&M Agreement on a cost pass-through basis for the labor and other costs incurred by Southern Energy in operating and maintaining the Energy Complex.

     Mobile Energy, Kimberly-Clark Tissue and each of the Mill Owners are parties to a common services agreement (including any amendments thereto, the "Common Services Agreement") which, among other things, (i) provides for Mobile Energy and the Mill Owners to share certain facilities owned by Kimberly-Clark Tissue at the Mobile Facility (such as a cafeteria, an infirmary, a maintenance training facility and certain roads) and (ii) requires the Tissue Mill Owner to provide certain services (such as cafeteria services, medical services, maintenance training services and parking lot maintenance) to Mobile Energy and each of the other Mill Owners. In addition, each of the Mill Owners has granted Mobile Energy non-exclusive easements over the portions of the Mobile Facility owned by such Mill Owner (other than Lots 7 and 9 of the Real Property (as hereinafter defined), which Mobile Energy leases from Kimberly-Clark Tissue), and Mobile Energy has granted non-exclusive easements over Lots 7 and 9 to each of the Mill Owners, in each case, among other things, for access to the common facilities described above, for access to the portions of the Mobile Facility owned or leased by the person to whom the easement was granted and for other purposes required for or incidental to the performance of the grantee's obligations and the exercise of its rights under the Project Agreements. These agreements, together with the Master Operating Agreement, which, among other things, provides for the coordination of operations at the Mobile Facility and the management of the common services, establish the contractual framework that enables the Mobile Facility to continue to operate as an integrated manufacturing complex.

     Mobile Energy, Kimberly-Clark Tissue and the Mill Owners are party to the Master Operating Agreement which, among other things, provides for a committee (the "Site Operating Committee") to coordinate and integrate the operations of the Mills and the Energy Complex. The Site Operating Committee is comprised of one representative from each of the Mills and the Energy Complex. The Site Operating Committee meets once a week (or, if necessary, more frequently) to address scheduled and unscheduled events that affect the Processing Services and other flows among the Energy Complex and the Mills, the operating systems, the common facilities and the safety and integrity of the Mobile Facility. The Master Operating Agreement provides for the members of the Site Operating Committee to work on a cooperative basis to promote the Operation and Maintenance of the Energy Complex and each of the Mills in a manner that will optimize, in accordance with the Project Agreements, the performance of the Energy Complex and the Mills as an integrated facility. Pursuant to the Master Operating Agreement, the Site Operating Committee, among other things, (i) coordinates the delivery of Processing Services and other flows among the Energy Complex and the Mills pursuant to the Project Agreements, (ii) coordinates Scheduled Energy Complex Outages (as hereinafter defined), scheduled outages at the Mills ("Scheduled Mill Outages") and Major Maintenance Outages (as hereinafter defined), (iii) develops and modifies emergency operating and shutdown procedures, (iv) endeavors to resolve disputes among the parties (in accordance with the dispute resolution procedures set forth in the Master Operating Agreement) and (v) supervises and/or directs the performance of the Essential Common Services (as hereinafter defined) in accordance with the Common Services Agreement. Except for certain categories of decisions set forth in the Master Operating Agreement, all resolutions of the Site Operating Committee are required to be by unanimous decision of all members present in person or by telephone at a Site Operating Committee meeting. The effective functioning of the Site Operating Committee is important to the effective operation of the Mobile Facility and to the rapid resolution of disagreements between Mobile Energy and the Mill Owners. No assurance can be given that the Site Operating Committee will effectively coordinate and integrate the operations of the Mills and the Energy Complex, resolve disagreements between Mobile Energy and the Mill Owners or otherwise function as designed or that the failure to do so would not have a materially adverse impact on Mobile Energy.

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

     The supplemental fuel needs of the Energy Complex are satisfied with coal, presently procured by Mobile Energy pursuant to a short-term contract which will expire on March 31, 1998 and which is subject to extension for successive one-year terms, and natural gas, currently procured by the Tissue Mill Owner from third parties. Both products are readily available on the open market from a variety of suppliers. Accordingly, Mobile Energy anticipates no significant problems in satisfying its future needs for coal and natural gas.

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

     Finally, because both the Tissue Mill and the Paper Mill currently rely upon the Pulp Mill for almost all of their supply of pulp, and for all of their supply of process water and waste water treatment services, the failure by the Pulp Mill to provide any of these products or services could have a material adverse effect on the operation of the Tissue Mill or the Paper Mill, thereby reducing their requirements for processing services. Therefore, even if Mobile Energy were able to obtain from other sources any products or services that the Pulp Mill failed to supply to Mobile Energy, Mobile Energy's revenues could be materially adversely affected to the extent that a reduction of operations at, or the closure of, the Pulp Mill adversely affects operations at the other Mills. Because both the Tissue Mill and the Pulp Mill currently are owned by Kimberly-Clark Tissue, there is no contractual agreement between the Pulp Mill and the Tissue Mill for the supply of pulp and no assurance can be given that future owners of the Pulp Mill and/or the Tissue Mill would enter into pulp supply agreements. Furthermore, no assurance can be given that the Pulp Mill will continue to supply pulp, process water or waste water treatment services to the other Mills, or that any such supply failure would not have a material adverse effect on the Tissue Mill, the Paper Mill or Mobile Energy.

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

Environmental Considerations

Pursuant to three separate environmental indemnity agreements between each of the Mill Owners and Mobile Energy (collectively, including any amendments thereto, the "Mill Environmental Indemnity Agreements"), each of the Mill Owners has agreed to indemnify Mobile Energy and Mobile Energy has agreed to indemnify each of the Mill Owners, and, in each such case, their respective affiliates, directors, officers, agents, attorneys and employees from and against various enumerated environmental-related claims ("Environmental Claims") brought against, and various enumerated environmental-related expenses ("Environmental Expenses") imposed upon, such indemnified parties in connection with (1) breaches by the indemnifying party of any of its representations and warranties, covenants or other obligations in the applicable Energy Service Agreement or the Master Operating Agreement, or (2) any environmental-related conditions ("Environmental Conditions") that give rise to, or could give rise to, Environmental Claims or other liabilities, or any violation of any environmental law ("Environmental Noncompliance") located at or otherwise relating to the Mills or the Energy Complex (as applicable) or associated facilities of the indemnifying party, to the extent arising out of facts or circumstances that occur or come into existence after December 12, 1994. Also, Kimberly-Clark Tissue has agreed to indemnify, defend and hold harmless Mobile Energy, its affiliates, and its and their respective officers, directors, agents, attorneys and employees (the "Mobile Energy Indemnified Parties"), from and against any and all Environmental Claims brought against, and any and all Environmental Expenses imposed upon or incurred by any Mobile Energy Indemnified Party, in connection with (1) breaches of any Kimberly-Clark Tissue representations and warranties, or other provisions of the Asset Purchase Agreement, relating to or otherwise concerning Environmental Conditions or Environmental Noncompliance with respect to the Mills or Energy Complex, or (2) any (a) Environmental Conditions that give rise to, or could give rise to, Environmental Claims or other liabilities or (b) Environmental Noncompliance located at or otherwise relating to the Mills or Energy Complex, or associated facilities, in each case, to the extent arising out of any facts or circumstances existing as of or prior to December 12, 1994. Either (i) Mobile Energy's performance of its obligations that may in the future arise under the Mill Environmental Indemnity Agreements or (ii) the failure of Kimberly-Clark Tissue or any Mill Owner to perform its obligations that may in the future arise under its respective agreement could have a material adverse effect on Mobile Energy's financial condition.

         Mobile Energy is subject to comprehensive and dynamic federal, state and local environmental laws and regulations, including those governing air emissions, waste water discharges and hazardous and non-hazardous waste disposal. For example, the EPA has issued (1) certain effluent limitation guidelines and standards for the control of waste water pollutants and (2) national emission standards for hazardous air pollutants from mills that chemically pulp wood fiber using kraft, sulfite, soda, or semi-chemical methods (the "Cluster Rule"). The Cluster Rule would principally apply to the Mills and could require significant capital expenditures by, and significant modifications to, the Mills. The Cluster Rule may also require capital expenditures for additional air emission controls at the Energy Complex. Mobile Energy is in the process of evaluating the final rule to determine the potential costs and impacts of the rule on the Energy Complex. The EPA also plans to issue regulations applicable to combustion sources at pulp and paper facilities. These regulations, collectively referred to as the "Combustion Rule", will likely consist of effluent guidelines and hazardous air pollutant emission standards.

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

         The Combustion Rule, which was proposed in November 1997, could have a more significant and direct impact on the Energy Complex. Once finalized, the Combustion Rule's water and air quality regulations for combustion sources at pulp and paper mills could require significant capital expenditures by Mobile Energy for emission controls and operational modifications to the Energy Complex. Because the proposed rule has just been released, Mobile Energy is still in the process of studying the proposal and has not had an opportunity to fully evaluate the potential impact on the Energy Complex.

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

     As regulatory agencies have not yet promulgated final standards for some programs, (such as the Combustion Rule), Mobile Energy cannot at this time reasonably estimate its costs of compliance with these additional programs and requirements or the timing of any such costs.

     Pursuant to the Ash Agreement, Kimberly-Clark Tissue has agreed to transport and dispose of boiler ash that results from operation of the Energy Complex. Kimberly-Clark Tissue has elected to dispose of some of the boiler ash at the Lott Road Landfill (as hereinafter defined). The ADEM permit for the landfill expired on January 3, 1993. ADEM has authorized continued operation of the landfill under the terms of the expired permit until a final decision has been made on permit renewal. Permit renewal is under review, the required information has been submitted, and the landfill can continue to operate until the review is complete. No assurance can be given that the landfill will obtain the necessary permits from ADEM to continue operations. Kimberly-Clark Tissue's obligation to take and dispose of Energy Complex boiler ash, however, is not dependent upon the continued availability of the Lott Road Landfill.

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

     Mobile Energy's actual utilization of Outage Allowances for 1997 was as follows:

                              1997                           Maximum
  Category        Allowance   Utilization         Unused      Carryover
  Steam
    (MMBTU's)       32,140    32,140                 0         21,327
  Liquor
    (MMLBs)             50        11                39             25
  Electricity
    (MWHs)          15,385     3,218            12,167         10,360

During 1997, outages at the Energy Complex caused Mobile Energy to use all of its Outage Allowances for Steam Processing Services and to incur liquidated damage penalties and reduction in Demand Charges for Steam Processing Charges totalling approximately $60,000.

The Outage Allowances available to Mobile Energy for 1998 are as follows:

                             1998
Category            Carryover          Total
  Steam
     (MMBTU's)             0          10,874
  Liquor
     (MMLBs)              25              50
  Electricity
     (MWHs)           10,360          15,540

Through March 25, 1998, the Energy Complex experienced outages that used all of Mobile Energy's Outage Allowances for Steam Processing Services for 1998 and incurred liquidated damage penalties and reductions in its Demand Charges for Steam Processing Services totalling approximately $80,000. If additional outages occur at the Energy Complex during 1998 that affect Mobile Energy's provision of Steam Processing Services to the Mills and that are not otherwise excused under the terms of the Master Operating Agreement, then Mobile Energy will be liable to the Mill Owners for additional liquidated damages and its Demand Charges for Steam Processing Services will be further reduced. While Mobile Energy is undertaking corrective actions to minimize the occurrence of further outages at the Energy Complex, no assurance can be provided that additional outages will not occur.


SUMMARY OF PRINCIPAL CONTRACTS

The following summaries of selected provisions of the principal Project Contracts are qualified in their entirety by reference to the full text of the actual agreements, copies of which have previously been filed as exhibits to the 1995 Form 10-K.

                           Energy Services Agreements
                         and Master Operating Agreement

Mobile Energy is party to a Pulp Mill Energy Services Agreement with the Pulp Mill Owner, a Tissue Mill Energy Services Agreement with the Tissue Mill Owner, a Paper Mill Energy Services Agreement with the Paper Mill Owner and a Master Operating Agreement with each of Kimberly-Clark Tissue, the Pulp Mill Owner, the Tissue Mill Owner and the Paper Mill Owner. These agreements set forth the obligations of Mobile Energy, Kimberly-Clark Tissue and the Mill Owners to sell and purchase Liquor Processing Services, Steam Processing Services and Power Processing Services, to deliver or dispose of certain waste products or by-products produced by the Energy Complex and the Pulp Mill, and to manage the operations of the Energy Complex and the Mills. Mobile Energy entered into these agreements with Kimberly-Clark Tissue and S.D. Warren acting in their capacities as the various Mill Owners so as to facilitate the sale by Kimberly-Clark Tissue of one or more of its Mills during the terms of the agreements by clearly designating the rights and obligations associated with each of the Mills. See "-Transfer and Assignment."

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

Air Compressors

The air compressors and related facilities that service the compressed air needs of the Mills and the Energy Complex (the "Air Compressors") are owned by Kimberly-Clark Tissue and located on the property leased by Kimberly-Clark Tissue to Mobile Energy. Pursuant to the Master Operating Agreement, Mobile Energy is required to operate and maintain Kimberly-Clark Tissue's Air Compressors in good working order in accordance with prudent operating standards; however, Mobile Energy is not responsible for the replacement or refurbishment of the Air Compressors unless the need for such replacement or refurbishment is a direct result of Mobile Energy's failure to operate the Air Compressors in accordance with prudent operating standards. The Mill Owners are obligated to reimburse Mobile Energy for all costs Mobile Energy reasonably incurs in connection with such Operation and Maintenance services.

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

    Gas is procured by the Tissue Mill Owner on behalf of Mobile Energy and each of the Mill Owners. The Tissue Mill Owner is responsible for negotiating, executing and administering all gas supply and transportation contracts, and has final authority with respect to such matters, and Mobile Energy and the Mill Owners are required to indemnify the Tissue Mill Owner against all claims arising out of or related to the Tissue Mill Owners' negotiation, execution and administration of gas supply and transportation contracts. Mobile Energy and the other Mill Owners have the right to review all amendments, modifications or extensions of any gas supply and transportation contracts in effect on the Acquisition Closing Date, and any new gas supply and transportation contracts entered into thereafter, prior to the Tissue Mill Owner's execution thereof. The Tissue Mill Owner is obligated to use its best efforts to maintain gas deliveries, based upon anticipated usage information provided by Mobile Energy and the other Mill Owners. Mobile Energy is obligated to pay the Tissue Mill Owner for Mobile Energy's pro rata share of gas at a rate equal to the weighted average cost of all gas supply and transportation charges incurred by the Tissue Mill Owner in any given month. As described below, these costs are then incorporated into the Mill Owners' Processing Charges..

    Mobile Energy is required by the Master Operating Agreement to secure a reliable source of delivered coal in such quantities as may be required to provide the Processing Services given the availability of other fuel sources, prudent operating standards, technical constraints and the fuel limitations imposed upon the Number 7 Power Boiler by the solid waste disposal requirements of the Internal Revenue Code. As described below, Mobile Energy's delivered coal costs are incorporated into the Mill Owners' Processing Charges.. In incorporating Mobile Energy's coal costs into the Processing Charges, the Master Operating Agreement assumes that Mobile Energy acquires all coal at a specified fixed price that escalates in accordance with an escalator based upon the market price for coal mined east of the Mississippi River and sold to specified utilities across the United States. Therefore, all delivered coal costs incurred by Mobile Energy in excess of this "assumed" price will not be incorporated into the Processing Charges and will be for Mobile Energy's account. As such, Mobile Energy bears price risk with respect to coal purchases. Conversely, if Mobile Energy's coal costs are less than the "assumed" amount, Mobile Energy is still permitted to charge the Mill Owners for the "assumed" amount.

Mobile Energy's Supply Obligations in the Event of a Mill Product Shortfall

Under the Master Operating Agreement, Mobile Energy is entitled to reduce the amount of Processing Services provided to the Mill Owners (in accordance with the appropriate load shedding plan set forth in the Master Operating Agreement) if (1) the Pulp Mill fails to provide Mobile Energy with enough black liquor to run the Number 7 and Number 8 Recovery Boilers in accordance with prudent operating standards, and Mobile Energy is using coal, gas and biomass in accordance with prudent operating standards, (2) the Pulp Mill fails to provide Mobile Energy with (a) enough Solid Waste to run the Number 6 and Number 7 Power Boilers in accordance with prudent operating standards or (b) the Required Solid Waste Amount and, in each such case, Mobile Energy is using coal and gas in accordance with prudent operating standards or (3) Mobile Energy determines that the Pulp Mill Owner will be unable to provide Mobile Energy with the Required Solid Waste Amount in any calendar year, and Mobile Energy is using coal and gas in accordance with prudent operating standards.

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

     The Master Operating Agreement provides for Mobile Energy and the Mill Owners to develop the Process Model to be used to calculate the fuel cost component of the Processing Charges in accordance with certain principles set forth in the Master Operating Agreement. The Master Operating Agreement provides that once the Process Model is implemented, Mobile Energy will be permitted to charge the Mill Owners, as a component of the Processing Charges, for only those quantities of coal as are calculated by the Process Model to be efficient quantities and for only those quantities of gas as are determined by the Process

Model to be in accordance with the specified protocol for boiler dispatch. Therefore, under the Process Model computations, Mobile Energy will be rewarded for operating the Energy Complex more efficiently than the standards set forth in the Process Model and will bear the risk of operating the Energy Complex less efficiently than those standards. The Process Model has not yet been developed; therefore, the provisions applicable to the Interim Period are currently in effect.

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

    In addition, for the first twelve monthly billing periods following the adoption of the Process Model (if adopted), the Master Operating Agreement provides a range of allowable charges for coal and gas, which range places upper and lower limits on the Mill Owners' payment obligations with respect to coal and gas charges in the event of a dispute between the parties during such time period.

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

Liquidated Damages and Demand Charge Reductions

Subject to the following sentence, if Mobile Energy fails to provide any Processing Service as specified in the Energy Services Agreements and the Master Operating Agreement and any Mill Owner suffers damages as a result of such failure, Mobile Energy will be liable to such Mill Owner for the Liquidated Damages and Demand Charge Reductions set forth in the following paragraphs. However, if the actual capacity of the Energy Complex to provide the Processing Services is less than the Aggregate Demand at any time due to (i) an Energy Complex Outage that does not exceed the applicable Outage Allowances, (ii) a Force Majeure Event or (iii) a breach by Kimberly-Clark Tissue or any of the Mill Owners of a material obligation under any Project Contract, then Mobile Energy will not be liable to the Mill Owners for Liquidated Damages or any other form of damages and will not incur any Demand Charge Reductions ("Excused Performance").

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

    If at any time (and unless there is Excused Performance) (1) the Aggregate Power Processing Requirement does not exceed the Aggregate Demand for Power
                                      I-26

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

Casualty

The following is a description of the provisions set forth in the Master Operating Agreement with respect to the use of the proceeds of insurance maintained by Mobile Energy (the "Mobile Energy Proceeds"). However, in the Mill Owner Consents to Assignment, Kimberly-Clark Tissue and the Mill Owners have agreed that Mobile Energy Proceeds will be disposed of pursuant to the terms of the Mill Owner Consents to Assignment.

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

Mill Owner Step-In Rights

The Master Operating Agreement provides that upon the occurrence of an Energy Complex Triggering Event (as hereinafter defined), and provided that Kimberly-Clark Tissue and the Mill Owners are in compliance with all of their material obligations to Mobile Energy under the Project Agreements, the Mill Owners may, upon unanimous agreement of the Mill Owners, notify Mobile Energy and Mobile Energy's lenders that are financing the Energy Complex or the Acquisition (the "Lenders") in writing of their intention to assume operational responsibility for the Energy Complex in place of, and as agent for, Mobile Energy, in order to undertake to cure the Energy Complex Triggering Event and to operate and maintain the Energy Complex in accordance with the Project Agreements (the "Mill Owner Step-In Rights"). The Mill Owners may exercise the Mill Owner Step-In Rights until the earlier to occur of the following events:
(1) such Energy Complex Triggering Event is so cured or has otherwise ceased to exist; (2) Mobile Energy presents a cure plan (the "Mobile Energy Cure Plan") that contains a reasonably expeditious and reasonably technically and economically feasible means for curing the Energy Complex Triggering Event within the time period specified therein; (3) any Mill Owner no longer supports the exercise of the Mill Owner Step-In Rights (and gives 30 days notice of such failure of support to Mobile Energy and the other Mill Owners); (4) subject to the satisfaction of the conditions set forth in the Mill Owner Consents to Assignment with regard to foreclosure, the Lenders have foreclosed upon the Energy Complex and have designated another reasonably qualified and experienced person to operate and maintain the Energy Complex (which person has submitted a cure plan that satisfies the conditions described above to which Mobile Energy Cure Plan is subject); and (5) subject to the satisfaction of the conditions set forth in the Mill Owner Consents to Assignment, the Lenders have foreclosed upon the Energy Complex without foreclosing upon the Project Agreements. While the Mill Owners are exercising the Mill Owner Step-In Rights, Mobile Energy would have neither the right nor the obligation to operate the Energy Complex (other than the obligation to permit the Mill Owners to use the Energy Complex employees in the operation of the Energy Complex). The Mill Owners may not, however, exercise the Mill Owner Step-In Rights with respect to any Mobile Energy Event of Default after any Mill Owner has begun to exercise any other remedy with respect to such Mobile Energy Event of Default.

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

Mill Closure and Termination of Agreements by Mill Owners

Each Mill Owner has the right to terminate its Energy Services Agreement upon a Mill Closure with respect to such Mill Owner's Mill. A terminating Mill Owner is obligated to provide Mobile Energy and the other Mill Owners six months prior written notice of its intention to terminate its Energy Services Agreement; termination is deemed to occur upon the expiration of such six-month period. The terminating Mill Owner is obligated to pay Mobile Energy such Mill's Demand Charges (at the levels in effect immediately prior to the giving of notice) for the greater of (i) six months from the date of termination or (ii) the remainder of the then current Demand Period. All obligations incurred by the terminating Mill Owner prior to the termination of its Energy Services Agreement (and all obligations to pay Demand Charges pursuant to the preceding sentence) survive the termination, and must be timely performed or paid by the terminating Mill Owner. In addition, the terminating Mill Owner must give reasonable assistance to Mobile Energy in Mobile Energy's endeavors to create new business opportunities for the Energy Complex; however, the terminating Mill Owner will have no liability or other monetary obligation to Mobile Energy if such business opportunities are not available or are not created.
                                      I-34

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

    Mobile Energy may (A) upon prior written notice to, but without the prior consent of, the Mill Owners, (i) transfer all of the Energy Complex or permit to be transferred any interest in Mobile Energy to a direct or indirect wholly owned subsidiary of Southern, (ii) subject to certain conditions set forth in the Master Operating Agreement, transfer portions of the Energy Complex or permit to be transferred portions of Mobile Energy, so as to enable the Energy Complex to be a Qualifying Facility under PURPA, (iii) assign, pledge, mortgage or grant security interests in the Energy Complex and Mobile Energy's interests in the Energy Complex, and permit to be pledged any ownership interest in Mobile Energy, to a Lender (provided that the Lender executes a consent substantially in the form attached to the Master Operating Agreement) and (iv) transfer portions (by way of undivided interests) of the Energy Complex or permit to be transferred portions of Mobile Energy (which must in each case be less than 10%) (so long as Southern directly or indirectly retains ownership of at least 50% of Mobile Energy and Mobile Energy remains in control of the management of the Energy Complex) and (B) transfer all or substantially all of the Energy Complex, or permit to be transferred all or a portion of the ownership interest in Mobile Energy, with the prior written consent of the Mill Owners, which consent may not be unreasonably withheld (each such transfer, a "Mobile Energy Permitted Transfer"). All transfers pursuant to clause (A) must be to persons who (x) are not direct competitors of Kimberly-Clark Tissue or the Mill Owners (or Affiliates of such competitors), (y) agree to be bound by the Confidentiality Agreement and (z) by making such purchase, will not implicate or otherwise conflict with the Alabama Territorial Law ("Qualified Purchasers"). If Southern Energy and/or Holdings elected to sell any of its or their interests in Mobile Energy in order to qualify the Energy Complex as a Qualifying Facility under PURPA, then, pursuant to PURPA and the applicable regulations and restrictions thereunder, Southern may be required to forego some or all of its indirect control of the management and operations of Mobile Energy, and such control (or portion thereof) so foregone by Southern could become vested in the person(s) or entity(ies) acquiring such interests in Mobile Energy. As such, Southern may cease to control the management and operations of Mobile Energy and Mobile Energy may, in the future, be controlled and partially owned by a third party that is not affiliated with Southern. There can be no assurance that any such third party would control, or participate in the control of, the management and operations of Mobile Energy as effectively as companies affiliated with Southern.

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

Mill Owner Maintenance Reserve Account

Pursuant to the Master Operating Agreement, Mobile Energy is required to provide for a "Mill Owner Maintenance Reserve Account" with a balance not to exceed $2,000,000. Mobile Energy may use the funds in such account for the payment of debt service or operations and maintenance costs and expenses, and (as discussed above) the Mill Owners may use such funds if they are exercising the Mill Owner Step-In Rights. The Mill Owner Maintenance Reserve Account cannot be subject to any lien or encumbrance pursuant to the Financing Documents. Kimberly-Clark Tissue and S.D. Warren have agreed that Mobile Energy may satisfy all of its obligations under the Master Operating Agreement with respect to the Mill Owner Maintenance Reserve Account by causing Southern to execute an agreement in favor of Mobile Energy, Kimberly-Clark Tissue and the Mill Owners (the "Mill Owner Maintenance Reserve Account Agreement") that would require Southern to deposit up to $2,000,000 in the aggregate in the Mill Owner Maintenance Reserve Account in the circumstances described in such agreement.

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

                                  Direct Lease

Mobile Energy and Kimberly-Clark Tissue are party to a lease (including any amendments thereto, the "Direct Lease") covering land owned by Kimberly-Clark Tissue located in Mobile County, Alabama on which Mobile Energy owns, uses, operates, repairs and maintains the Energy Complex and any additions or modifications thereto.

Leased Premises

The Direct Lease covers two lots ("Lot 7" and "Lot 9") comprising approximately
6.9 acres (the "Leased Premises") within the property owned by Kimberly-Clark Tissue (the "Real Property"). The Direct Lease is a ground lease relating solely to the land comprising the Leased Premises. In connection with obtaining financing through the Industrial Development Board of the City of Mobile, Alabama (the "IDB") for certain components of the Energy Complex located on Lot 9, Kimberly-Clark Tissue previously leased Lot 9 to the IDB pursuant to a lease (the "Scott-IDB Lease") and the IDB subleased Lot 9 back to Kimberly-Clark Tissue pursuant to a sublease (the "IDB-Scott Sublease"). Concurrently with the Acquisition, Scott assigned its rights and obligations under the IDB-Scott Sublease arising after the Acquisition Closing Date to Holdings, and Holdings subsequently assigned such rights and obligations to Mobile Energy. As such, Mobile Energy currently is subleasing Lot 9 from the IDB pursuant to the IDB-Scott Sublease. The Direct Lease and the IDB-Scott Sublease exist and operate concurrently. If, and to the extent that, Mobile Energy's obligations under the Direct Lease with respect to Lot 9 conflict or are inconsistent with Mobile Energy's obligations under the IDB-Scott Sublease, then the Direct Lease does not apply to Lot 9 with respect to such obligations.

Term

The term of the Direct Lease commenced on the Acquisition Closing Date, and will expire at 11:59 p.m. on December 15, 2019. Provided that all of the Energy Services Agreements are extended and renewed pursuant to such agreements, the Direct Lease will be automatically extended and renewed for a single five year term beginning on December 16, 2019 and expiring at 11:59 p.m. on December 15, 2024. Mobile Energy and Kimberly-Clark Tissue may, but are not required to, otherwise agree to extend the term of the Direct Lease.

Rent

Base rent during the term of the Direct Lease is $1 per year. In addition, Mobile Energy is required to pay all expenses related to or arising from the Leased Premises or Mobile Energy's activities thereon, except as expressly provided otherwise in the Direct Lease. Subject to the applicable provisions of the Operative Documents, Mobile Energy is required to pay all utility charges related to Mobile Energy's use of the Leased Premises and the expenses of installation, maintenance, use and service connected with such utilities. Mobile Energy is also required to pay all real estate taxes and assessments

("Impositions") related to the Direct Lease, the Leased Premises or the improvements located thereon. Should Mobile Energy fail to pay any Imposition when due and payable, and if such failure continues for 14 days after notice from Kimberly-Clark Tissue, Kimberly-Clark Tissue may pay the Imposition and the amount paid by Kimberly-Clark Tissue will be deemed additional rent payable by Mobile Energy within five days of Kimberly-Clark Tissue notifying Mobile Energy of Kimberly-Clark Tissue's payment of such Impositions. Mobile Energy will not be responsible for taxes or imposts on Kimberly-Clark Tissue's income, including the base rent, nor for Impositions attributable to periods prior to the commencement or subsequent to the expiration or termination of the Direct Lease.

Purchase Options

Mobile Energy Options

Mobile Energy has an option to purchase the Leased Premises for a purchase price of $10 at various times. One such option held by Mobile Energy (the "Transfer Option") becomes effective if Kimberly-Clark Tissue elects, during the term of the Direct Lease, to transfer its interest in the Leased Premises to a third party other than another then Mill Owner. In such event, Kimberly-Clark Tissue is obligated to first give Mobile Energy three months notice of the proposed transfer. Mobile Energy will then have 45 days within which to exercise its Transfer Option to purchase the Leased Premises from Kimberly-Clark Tissue. In addition, Mobile Energy has an option to purchase the Leased Premises at the end of the Lease term for a purchase price of $10 (the "End of Term Option"). The End of Term Option is exercisable (a) if not all of the Energy Services Agreements have been renewed and extended on or before September 16, 2014, by notice from Mobile Energy to Kimberly-Clark Tissue delivered between June 16, 2014 and October 16, 2014 (the "Earlier Option Exercise Period"); (b) if all of the Energy Services Agreements timely have been renewed and extended, by notice from Mobile Energy to Kimberly-Clark Tissue delivered between June 15, 2019 and October 15, 2019 (the "Later Option Exercise Period"); or (c) if the Direct Lease is terminated prior to the expiration of the Earlier Option Exercise Period or the Later Option Exercise Period, as applicable, and Mobile Energy shall not have exercised its End of Term Option, by notice from Mobile Energy to Kimberly-Clark Tissue delivered within 30 days after the date on which the Direct Lease shall have terminated.

    If Mobile Energy timely and properly exercises any of its options to purchase the Leased Premises, and provided that, in the case of Mobile Energy's exercise of its End of Term Option, Kimberly-Clark Tissue does not void such exercise by exercising and consummating Kimberly-Clark Tissue's purchase option (described below), then Kimberly-Clark Tissue is obligated to sell the Leased Premises to Mobile Energy for $10. The closing of the purchase, in the case of Mobile Energy's exercise of its Transfer Option, would occur on or before the date on which Kimberly-Clark Tissue's proposed transfer to the third party closes or would have closed. The closing of the purchase, in the case of Mobile Energy's exercise of its End of Term Option, would occur on the last day of the Direct Lease term unless the term shall have terminated prior to Mobile Energy's exercise of its End of Term Option, in which event the closing would occur within 30 days of such exercise of the End of Term Option.

Kimberly-Clark Tissue Option

As described below, Kimberly-Clark Tissue has an option to repurchase the Energy Complex from Mobile Energy at the end of the term of the Direct Lease (the "Repurchase Option"), which may occur at different points in time. Kimberly-Clark Tissue may give Mobile Energy notice of its intention to exercise the Repurchase Option: (a) if the Direct Lease is not automatically renewed and extended, between July 16, 2014 and November 16, 2014 (the "Earlier Repurchase Option Period"); (b) if the Direct Lease is automatically renewed and extended, between July 15, 2019 and November 15, 2019 (the "Later Repurchase Option Period"); or (c) if the Direct Lease is terminated prior to the expiration of the Earlier Repurchase Option Period or the Later Repurchase Option Period, as applicable, and Kimberly-Clark Tissue shall not have exercised its Repurchase Option, within 30 days after the date on which the Direct Lease shall have terminated. If Kimberly-Clark Tissue were to exercise the Repurchase Option, it would not have the right or obligation to assume any debt of Mobile Energy; however, pursuant to the Consents to Assignment relating to the Direct Lease and the Supplementary Lease (as hereinafter defined), Kimberly-Clark Tissue has agreed that the Senior Secured Parties have no obligation to release the lien of the Financing Documents until all obligations secured thereby have been repaid in full.

    If Kimberly-Clark Tissue shall timely deliver its repurchase notice to Mobile Energy, then (a) if Mobile Energy previously shall have exercised its End of Term Option, such exercise shall be void and of no further force and effect, unless Kimberly-Clark Tissue fails timely to pay the purchase price for the Energy Complex, and (b) (i) by June 15, 2019, if the Direct Lease shall expire by its terms on December 15, 2019, or (ii) by June 15, 2024, if the Direct Lease shall expire by its terms on December 15, 2024, or (iii) otherwise, within 10 days of Mobile Energy's receipt of Kimberly-Clark Tissue's repurchase notice, Kimberly-Clark Tissue and Mobile Energy will jointly select an independent real estate appraiser to determine the fair market value of the Energy Complex. If Kimberly-Clark Tissue and Mobile Energy fail timely to select an appraiser, an appraiser will be appointed pursuant to the arbitration provisions of the Master Operating Agreement.

    The appraiser, within 30 days of its selection or appointment, must give written notice to Mobile Energy and to Kimberly-Clark Tissue of the appraiser's determination of the price that a ready and willing buyer would pay, as of the date of the appraiser's selection or appointment, for property comparable to the Energy Complex if the Energy Complex were offered for sale on the open market, taking into account the location of the Energy Complex at the Leased Premises and the purposes for which the Energy Complex may be used, including, without limitation, in conjunction with the Project Agreements and the services and fees provided and obtained thereunder, to the extent that Project Agreements actually or effectively (with respect to documents under which Mobile Energy provides services to Kimberly-Clark Tissue which Kimberly-Clark Tissue could, subsequent to the repurchase, supply to itself) would continue in effect subsequent to the repurchase. The appraiser's determination of the fair market value of the Energy Complex will be the purchase price to be paid by Kimberly-Clark Tissue to Mobile Energy, provided that (a) if the Direct Lease terminates on December 15, 2019, the determined value cannot exceed $69,080,000 or be less than $50,240,000, and
(b) if the Direct Lease terminates between December 15, 2019 and December 15, 2024, the determined value cannot exceed $30,000,000 or be less than $22,000,000.

    Kimberly-Clark Tissue is obligated to pay the purchase price for the Energy Complex to Mobile Energy by wire transfer on or before the date that is the later of the last day of the Direct Lease term and 5 days after the appraiser delivers its determination of the fair market value for the Energy Complex. If Kimberly-Clark Tissue fails timely to pay the purchase price, and if Mobile Energy previously exercised its End of Term Option, then Mobile Energy's exercise of its End of Term Option again becomes effective and Mobile Energy may purchase the Leased Premises from Kimberly-Clark Tissue for $10.

Early Termination of Direct Lease

The Direct Lease may be terminated (1) by either party as a result of the occurrence of an event of default by the other party under the Direct Lease (a "Lease Event of Default"), (2) automatically as a result of the total and permanent taking of the Leased Premises in Condemnation (as hereinafter defined), (3) by Mobile Energy as the result of a partial taking of the Leased Premises in Condemnation that has a Mobile Energy Material Adverse Effect, or
(4) by the mutual agreement of Mobile Energy and Kimberly-Clark Tissue, and not by any other cause or for any other reason whatsoever.

Default

The following acts or omissions by either party constitute Lease Events of
Default: (i) failure to pay any sum required to be paid under the Direct Lease, which failure continues for 10 days after written notice has been delivered to the nonpaying party (a "Monetary Default"); and (ii) failure to comply in any material respect with any material term, provision or covenant of the Direct Lease, other than the payment of sums due under the Direct Lease, which failure continues for 30 days after written notice has been delivered to the nonperforming party, or, if such failure cannot reasonably be cured within 30 days, if the nonperforming party shall not have begun to cure the failure within such 30-day period or shall not thereafter proceed with all reasonable due diligence and good faith to cure such failure within a reasonable longer period necessary to cure such failure (a "Non-Monetary Default"); provided that if a Non-Monetary Default on the part of Mobile Energy occurs through no act or omission of Mobile Energy and such Non-Monetary Default is not reasonably curable, so long as such Non-Monetary Default does not have a Mill Material Adverse Effect with respect to Kimberly-Clark Tissue, such Non-Monetary Default shall not be deemed a Lease Event of Default.

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

Condemnation

If the Leased Premises are totally and permanently taken by (i) the exercise of any governmental power, whether by legal proceedings or otherwise, by any public or quasi public authority, or private corporation or individual having the power of condemnation or (ii) the voluntary sale or transfer by Kimberly-Clark Tissue or Mobile Energy to any condemnor, either under threat of condemnation or while legal proceedings for condemnation are pending ("Condemnation"), the Direct Lease will terminate on the effective date of the Condemnation (the "Date of Taking"). If a portion of the Leased Premises is taken by Condemnation and such partial Condemnation has a Mobile Energy Material Adverse Effect, Mobile Energy may elect to terminate the Direct Lease upon 30 days notice to Kimberly-Clark Tissue delivered to Kimberly-Clark Tissue not more than 30 days after the Date of Taking, which termination will be effective on the later of (i) the Date of Taking and (ii) 30 days after delivery of such termination notice to Kimberly-Clark Tissue. In either case, if the Direct Lease terminates, Mobile Energy will be entitled to receive that portion of any award attributable to the value of the Energy Complex and its interest in the Direct Lease and the Leasehold Premises ("Leasehold Interest"), each to the extent taken; and Kimberly-Clark Tissue will be entitled to receive that part of any award attributable to the value of the Leased Premises, exclusive of the Leasehold Interest, to the extent taken.

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

Assignment and Subletting

Mobile Energy, without the consent of Kimberly-Clark Tissue, may encumber its Leasehold Interest, or any portion thereof, with one or more mortgages (each, a "Leasehold Mortgage") for the benefit of lenders providing financing to Mobile Energy (each such lender, a "Leasehold Mortgagee"). Kimberly-Clark Tissue has agreed to permit Mobile Energy to mortgage the Leasehold Interest pursuant to the Financing Documents, and Kimberly-Clark Tissue has entered into the Estoppel and Consent with the Collateral Agent under the Financing Documents. Mobile Energy also may transfer its Leasehold Interest, or a portion thereof, in connection with a Mobile Energy Permitted Transfer. Otherwise, Mobile Energy may not (i) sublet, assign, pledge or otherwise transfer the Leased Premises without the prior written consent of Kimberly-Clark Tissue, which consent cannot be unreasonably withheld or (ii) assign or transfer a portion of its Leasehold Interest.

    Kimberly-Clark Tissue, in conjunction with any Mill Permitted Transfer, may assign, sell or otherwise transfer all or a corresponding portion of its interests in the Direct Lease and/or the Leased Premises without the prior written consent of Mobile Energy. Otherwise, Kimberly-Clark Tissue may assign, sell or otherwise transfer all or a portion of its interests in the Direct Lease and/or the Leased Premises with the prior written consent of Mobile Energy, which consent cannot be unreasonably withheld or delayed.

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

    If any existing or prospective Leasehold Mortgagee requires any modification to the Direct Lease, which modification does not materially adversely affect any of Kimberly-Clark Tissue's rights or obligations thereunder, or confirmation of the rights of Leasehold Mortgagees under the Direct Lease, at Mobile Energy's request, Kimberly-Clark Tissue is obligated to execute and deliver to Mobile Energy written instruments in recordable form effecting such modifications or confirming such rights.

    The Direct Lease provides that upon a Leasehold Mortgagee providing Kimberly-Clark Tissue with written notice of such Leasehold Mortgagee's name and address, then as to such Leasehold Mortgagee:

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

           (iii) The Leasehold Mortgagee may perform any obligation of Mobile Energy under the Direct Lease and remedy any default, which performance Kimberly-Clark Tissue is obligated to accept as if performed by Mobile Energy;

           (iv) Upon the occurrence of a Lease Event of Default on the part of Mobile Energy, Kimberly-Clark Tissue is obligated to give the Leasehold Mortgagee additional written notice of the Lease Event of Default and additional time to cure such Lease Event of Default (including time to obtain Control of the Premises if necessary to commence or complete such cure) ("Mortgagee's Cure Rights"), and if the Lease Event of Default is properly cured (or the time for Leasehold Mortgagee to exercise Mortgagee's Cure Rights has not expired), the Direct Lease will continue in effect as if no default occurred and Kimberly-Clark Tissue may not exercise any of its rights or remedies under the Direct Lease by reason of such Lease Event of Default;

           (v) If a Leasehold Mortgagee (or its nominee or a purchaser at a foreclosure sale) acquires Control of the Premises and cures all Monetary Defaults and diligently proceeds to exercise Mortgagee's Cure Rights, Kimberly-Clark Tissue is obligated to recognize the Leasehold Mortgagee (or its nominee or assignee or the purchaser) as the lessee under the Direct Lease; and

           (vi) If the Direct Lease terminates for any reason prior to the stated expiration date, Kimberly-Clark Tissue is obligated to give notice to the Leasehold Mortgagee of such termination within 30 days of the termination, and the Leasehold Mortgagee (or its nominee) may enter into a new lease of the Leased Premises for the remainder of the term of the Lease on the same terms and conditions as the Direct Lease.

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

Superiority of the Direct Lease

The Direct Lease provides that any fee mortgage granted by Kimberly-Clark Tissue encumbering all or any portion of the Leased Premises will be required to expressly state that it is subject and subordinate to the Direct Lease and to any and all Leasehold Mortgages. At the request of Mobile Energy or any Leasehold Mortgagee, Kimberly-Clark Tissue will be required to cause each fee mortgagee to acknowledge in writing that the Direct Lease and Mobile Energy's and the Leasehold Mortgagees' right of quiet enjoyment under the Direct Lease are superior to and not to be disturbed by such fee mortgagee.

Liens

The Direct Lease provides that Kimberly-Clark Tissue is not permitted to commit or omit to do any act that would cause a lien to arise with respect to the Energy Complex, other than certain permitted liens, nor to amend any of the "Permitted Encumbrances" listed on Exhibit C to the Direct Lease without the consent of Mobile Energy if such amendment would affect the Leased Premises or Mobile Energy's ability to use and operate the Energy Complex. Kimberly-Clark Tissue is obligated to discharge or bond against any such lien that is not permitted within 30 days of notice of the filing of such lien unless Kimberly-Clark Tissue is contesting such lien in good faith and such contest does not place Mobile Energy's ownership, lease or use, as applicable, of the Energy Complex, or any portion thereof, in imminent danger of sale, forfeiture or loss.

    The Direct Lease provides that Mobile Energy will keep the Leased Premises and any interest therein free of all liens other than liens arising under the Financing Documents and other specified permitted liens. Mobile Energy is obligated to discharge or bond against any such lien that is not permitted within 30 days of notice of the filing of such lien unless Mobile Energy is contesting such lien in good faith and such contest does not place Kimberly-Clark Tissue's ownership of the Pulp Mill, the Tissue Mill or the Real Property, or any portion thereof, in imminent danger of sale, forfeiture or loss.

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

Dispute Resolution

All disputes between Kimberly-Clark Tissue and Mobile Energy that arise out of, under or in connection with the Direct Lease are required to be resolved in accordance with the dispute resolution procedures set forth in the Master Operating Agreement.

Surrender

Unless Mobile Energy has exercised its option to purchase the Leased Premises and Kimberly-Clark Tissue has not nullified such exercise by timely opting to repurchase and consummating the repurchase of the Energy Complex from Mobile Energy, upon termination or expiration of the Direct Lease, Mobile Energy will surrender the Leased Premises to Kimberly-Clark Tissue, "as-is," "where-is" and lien-free except for such liens to which Kimberly-Clark Tissue has expressly consented to remain in effect on or after such termination. Mobile Energy will take reasonable steps to vest title to the Energy Complex in Kimberly-Clark Tissue. If Kimberly-Clark Tissue has not repurchased the Energy Complex within the six months following the later of (i) the termination of the Direct Lease and (ii) the last day on which Kimberly-Clark Tissue could have delivered its repurchase notice to Mobile Energy, Mobile Energy may dismantle and remove the Energy Complex from the Leased Premises. Any portion of the Energy Complex not timely removed from the Leased Premises will be deemed surrendered to Kimberly-Clark Tissue.

Indemnification

Indemnification provisions in the Direct Lease are substantially similar to those in the Energy Services Agreements.

                               Supplementary Lease

Mobile Energy and Kimberly-Clark Tissue are party to a lease (including any amendments thereto, the "Supplementary Lease") covering land owned by Kimberly-Clark Tissue located at the Mobile Facility, on which Mobile Energy will own, erect, construct, use, operate, repair and maintain a black liquor tank and Mobile Energy's maintenance facility (collectively, the "Supplementary Facility") and any additions or modifications thereto. The Supplementary Lease is identical to the Direct Lease except in the following respects:

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

Rent

If the Supplementary Leased Premises are not assessed separately but instead assessed as part of a larger tract of land (because the Supplementary Leased Premises comprise only a portion of Lot 11), Kimberly-Clark Tissue and Mobile Energy will be required to apportion any Impositions resulting from such assessment, Mobile Energy shall pay its proportionate share of the Impositions to Kimberly-Clark Tissue, and Kimberly-Clark Tissue shall promptly deliver to Mobile Energy proof of Kimberly-Clark Tissue's timely payment of the entire amount of such Impositions to the applicable taxing authorities.

Purchase Option

Neither party has any purchase options under the Supplementary Lease.

Early Termination of Lease

As additional grounds for termination, the Supplementary Lease may be terminated upon Kimberly-Clark Tissue's timely exercise and consummation of its Repurchase Option pursuant to the Direct Lease.

Default

If a bankruptcy event shall occur with respect to Mobile Energy and in the event that Mobile Energy timely exercises and consummates its End of Term Option pursuant to the Direct Lease, then (i) if prior to the consummation of Mobile Energy's End of Term Option, Kimberly-Clark Tissue exercised its right to terminate the Supplementary Lease because of the bankruptcy event, then the Supplementary Lease will be reinstated immediately and will continue in full force and effect as if it had never been terminated, and (ii) after such consummation of Mobile Energy's End of Term Option, in no event will the occurrence and continuation of such bankruptcy event be deemed a Lease Event of Default or give rise to the right that Kimberly-Clark Tissue otherwise would have to terminate the Supplementary Lease because of such bankruptcy event.

Surrender

Mobile Energy has no dismantling rights under the Supplementary Lease.

                                 Easement Deeds

Mobile Energy, Kimberly-Clark Tissue and S.D. Warren are party to bilateral easement deeds (the "Easement Deeds"), pursuant to which Kimberly-Clark Tissue has granted Mobile Energy easements with respect to the Tissue Mill and the Pulp Mill, S.D. Warren has granted Mobile Energy easements with respect to the Paper Mill, and Mobile Energy has granted easements to Kimberly-Clark Tissue and S.D.

Warren with respect to the Energy Complex. Mobile Energy and Kimberly-Clark Tissue are party to an easement deed (the "Supplementary Easement Deed") pursuant to which Kimberly-Clark Tissue has granted Mobile Energy non-exclusive easements benefiting the Supplementary Leased Premises. The easements are non-exclusive blanket easements over the lots owned or controlled by each Mill Owner or Mobile Energy, as applicable, which are intended to give the grantee sufficient access, use and encroachment rights to operate its Mill or the Energy Complex, as applicable, and to utilize the Common Facilities (as hereinafter defined).

Easement Deeds to Mobile Energy

The term of the Easement Deeds ends upon the termination of the Direct Lease; provided that if Mobile Energy purchases the Leased Premises from Kimberly-Clark Tissue pursuant to the Direct Lease, the Easement Deeds will continue in perpetuity.

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

                            Common Services Agreement

The Common Services Agreement provides for the sharing by Mobile Energy, Kimberly-Clark Tissue, and the Paper Mill Owner of security services, major maintenance and capital improvements to the Air Compressors, computerized data concerning the Energy Complex and the Mills ("Data Sharing") and maintenance of common roads (the "Essential Common Services") and medical services, the training of new maintenance personnel ("Maintenance Training Services"), maintenance of certain parking lots, and certain food service to employees (the "Optional Common Services" and collectively with the Essential Common Services, the "Common Services"), including, in each case, the cost thereof. The term of the Common Services Agreement as to any party to it began on the Acquisition Closing Date and will end on the date of the termination of the Master Operating Agreement with respect to that party, unless otherwise agreed by the parties.

Performance of Common Services

Kimberly-Clark Tissue, in its capacity as either the Tissue Mill Owner or the Pulp Mill Owner (as applicable), is required to perform the Essential Common Services (other than Data Sharing, which is the obligation of all parties), in a manner consistent with prudent operating standards and subject to the direction of the Site Operating Committee.

    Kimberly-Clark Tissue, in its capacity as the Tissue Mill Owner or the Pulp Mill Owner, is required to provide the Optional Common Services to the other parties in substantially the same manner and according to the same standards as Kimberly-Clark Tissue provides for its own use and benefit from time to time. Kimberly-Clark Tissue may alter in its reasonable discretion the particulars of any Optional Common Service, provided that any change in the costs of such Optional Common Service will be accounted for in accordance with the Common Services Agreement.

Outsourcing

Kimberly-Clark Tissue, after providing 30 days written notice to the other parties (or such lesser notice as is reasonable under the circumstances), may outsource any Optional Common Service to responsible third parties that, in the good faith and reasonable judgment of Kimberly-Clark Tissue, are experienced and competent to provide such services. With the concurrence of the Site Operating Committee, Kimberly-Clark Tissue may outsource any of the Essential Common Services not already outsourced as of the date of the Common Services Agreement to experienced, competent and responsible third parties.

    Unless the parties agree otherwise, the fees payable under the Common Services Agreement will be adjusted in accordance with the terms thereof to account for the costs of any outsourced Common Service. To the extent permitted under the applicable outsourcing contract, the Site Operating Committee may adjust the fee payable to the provider of an outsourced Essential Common Service. At Kimberly-Clark Tissue's election and if required by applicable law and approved by the Site Operating Committee and appropriate under the circumstances, the third party providing an outsourced Common Service may do so by contracting directly with the parties requiring that Common Service.

    The limitations of liability set forth in the Common Services Agreement apply to Kimberly-Clark Tissue's decision to outsource any Common Service. However, the terms of any contract with a third-party provider of Common Services shall control as to that third party's required standard of performance, provided that Kimberly-Clark Tissue shall use good faith efforts to cause each third-party provider of Essential Common Services to achieve a level of service substantially equivalent to the specified prudent operating standard.

Termination of Particular Common Services

The Paper Mill Owner, Mobile Energy, or any new owner of the Pulp Mill may, upon 30 days written notice to the other parties, begin providing or procuring for itself any Optional Common Service, including any outsourced Optional Common Service. The party providing its own service shall no longer be liable to Kimberly-Clark Tissue for the costs of the corresponding Optional Common Service and the fees payable under the Common Services Agreement will be adjusted in accordance with the terms thereof.
Furthermore, Kimberly-Clark Tissue will not be required to provide Maintenance Training Services past January 1, 2000.

Facilities; Easements

All right, title and interest to the cafeteria, the compressed air facility, the maintenance training facility, certain medical facilities and certain common road and parking lots (the "Common Facilities") are vested solely in Kimberly-Clark Tissue except as otherwise set forth in the Easement Deeds. Kimberly-Clark Tissue expressly disclaims any warranty of title to or condition of the Common Facilities. All rights of ingress, egress and access necessary for the parties to perform their obligations under the Common Services Agreement are set forth in the Easement Deeds.

Payments

Within ten days after the last day of each month, Kimberly-Clark Tissue is required to deliver an invoice to each of the other parties setting forth each party's Common Services fees for the immediately preceding month as set forth in Schedule A to the Common Services Agreement. Each party is required to pay to Kimberly-Clark Tissue the amount due within 15 days of receipt of the invoice. In the case of any outsourced Common Service where the parties are not billed separately, Kimberly-Clark Tissue is required to forward the third-party invoice at least 10 business days before it is due (or as soon as possible) and the other parties are required to reimburse Kimberly-Clark Tissue for their share in accordance with the percentage allocation set forth in the second column of Schedule A to the Common Services Agreement at least two business days before payment is due to the third party. Overdue charges assessed by a third-party provider shall be paid by the party whose late payment caused such charges.

    The Common Services fees and the allocations thereof set forth in Schedule A to the Common Services Agreement are required to be adjusted immediately to account for Kimberly-Clark Tissue outsourcing any Common Service and a party's termination of a Common Service as to itself. The parties also are required to review the Common Services fees and allocations at the beginning of each year to account for changes in the cost of complying with any law affecting the providing of a Common Service, changes to the nature of a Common Service, and reasonably anticipated changes, based on experience or expected developments, in Kimberly-Clark Tissue's cost of providing any Common Service.

Future Transfer of the Pulp Mill and/or the Tissue Mill

Until such time as Kimberly-Clark Tissue may choose to sell or otherwise transfer the Pulp Mill, the Common Services fee allocated to the Pulp Mill pursuant to Schedule A to the Common Services Agreement will be for the account of Kimberly-Clark Tissue. Following such transfer, the new owner of the Pulp Mill will become a party to the Common Services Agreement and will assume the rights and obligations of Kimberly-Clark Tissue in its capacity as the Pulp Mill Owner.

    The Common Services Agreement provides that if Kimberly-Clark Tissue chooses to sell or otherwise transfer the Tissue Mill, the new owner of the Tissue Mill will be required to assume all rights and obligations of Kimberly-Clark Tissue in its capacity as the Tissue Mill Owner under the Common Services Agreement.

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

                              Transition Agreement

Mobile Energy and Kimberly-Clark Tissue are party to a Transition Agreement (including any amendments thereto, the "Transition Agreement") which requires Kimberly-Clark Tissue to provide certain services to the Energy Complex after the Acquisition Closing Date in the same manner in which Scott provided such services to the Energy Complex before the Acquisition Closing Date.

Spare Parts Services

In conjunction with the Acquisition, Scott sold to Mobile Energy certain spare parts used in connection with the Energy Complex ("Dedicated Consumables") for approximately $2,400,000. Kimberly-Clark Tissue also stored and managed the Dedicated Consumables for the benefit of Mobile Energy until May 16, 1996 at which time Mobile Energy completed and began to operate its own warehouse for the Energy Complex.

    In addition, Kimberly-Clark Tissue may, at Mobile Energy's request, sell to Mobile Energy any common spare part in Kimberly-Clark Tissue's warehouse at a price equal to Kimberly-Clark Tissue's invoice cost plus taxes, freight and an 18% handling fee.

Other Services

Other services covered by the Transition Agreement include software services, PBX services and telephone services, each of which is provided by Kimberly-Clark

Tissue to Mobile Energy for some period following the Acquisition Closing Date at the prices provided in the Transition Agreement. In addition, the Transition Agreement permits Mobile Energy to use certain maintenance facilities and two-way radio station facilities for some time period following the Acquisition at the prices provided in the Transition Agreement.

Miscellaneous Provisions

Mobile Energy is required to pay any invoice received from Kimberly-Clark Tissue under the Transition Agreement within fifteen days of receipt. However, for any service provided to Mobile Energy under the Transition Agreement for which Kimberly-Clark Tissue receives an invoice from a third party on behalf of Mobile Energy, Kimberly-Clark Tissue is required to forward the invoice to Mobile Energy at least 10 business days before it is due, and Mobile Energy is obligated to pay Kimberly-Clark Tissue the amount Mobile Energy owes at least two business days before it is due.

    Neither Kimberly-Clark Tissue nor Mobile Energy makes any representations or warranties by virtue of the Transition Agreement or with respect to the goods and services to be provided under the Transition Agreement.

    Upon written notice to Mobile Energy, Kimberly-Clark Tissue may, in connection with the sale or transfer of a Mill, assign any of its rights, duties or obligations under the Transition Agreement to the Tissue Mill Owner or the Pulp Mill Owner, as appropriate, provided, however, that such assignee is capable of providing the service so assigned in the same manner as Kimberly-Clark Tissue has provided such service. Upon such assignment, Kimberly-Clark Tissue shall thereafter be released of any obligation with respect to the service so assigned for events occurring after the assignment.

    Each of Kimberly-Clark Tissue and Mobile Energy has agreed to indemnify and hold harmless the other party from all damages incurred by either indemnified party arising from any acts of negligence or willful misconduct by such indemnifying party with respect to the indemnifying party's performance of its obligations under the Transition Agreement. However, Kimberly-Clark Tissue will have no liability arising from any third party's performance of or failure to perform any services under the Transition Agreement. Finally, the Transition Agreement provides that neither party will be liable for any indirect, special or consequential damages arising under the Transition Agreement or from the performance of or the failure to perform any service under the Transition Agreement.

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

    The Pulp Mill Owner is required to provide each of the other Mill Owners and Mobile Energy a monthly invoice for the services provided during the preceding month. The current estimated pro-rata shares of the parties for purposes of the Water Agreement are as follows:

     Pulp Mill.................................  59.9%
     Tissue Mill...............................  19.2%
     Paper Mill................................  15.6%
     Energy Complex............................   5.3%

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

Environmental Indemnification by Mill Owners and Mobile Energy

Each Mill Owner is required to indemnify, defend and hold harmless Mobile Energy, its Affiliates, and its and their respective officers, directors, agents, attorneys and employees from and against any and all Environmental Claims brought against, and any and all Environmental Expenses imposed upon or reasonably incurred by, such indemnified party, in connection with (1) breaches by such Mill Owner of any representations and warranties, covenants or other obligations in its Energy Services Agreement or the Master Operating Agreement, or (2) any Environmental Conditions that give rise to, or could give rise to, Environmental Claims or other liabilities, or Environmental Noncompliances located at or otherwise relating to its Mill or associated facilities, to the extent arising out of facts or circumstances that occur or come into existence after December 12, 1994 (including without limitation (in the case of the Pulp Mill Owner) any Environmental Condition or Environmental Noncompliance associated with the present or future use of the two underground fuel-oil storage tanks owned by Kimberly-Clark Tissue and located on Lot 7). If any Mill Owner sells its Mill, such Mill Owner will retain all of its obligations and liabilities under its Mill Environmental Indemnity Agreement arising out of any facts or circumstances existing as of or prior to the date of any such sale (whether known at the time of any such sale or thereafter discovered as having existed as of the date thereof), and the party to whom such Mill Owner sells its Mill will be required to assume all obligations and liabilities of such Mill Owner arising out of facts or circumstances that occur or come into existence after the date of any such sale.

    Mobile Energy is required to indemnify, defend and hold harmless each Mill Owner, its Affiliates, and its and their respective officers, directors, agents, attorneys and employees from and against any and all Environmental Claims brought against, and any and all Environmental Expenses imposed upon or reasonably incurred by, any of such indemnified parties, in connection with (1) breaches by Mobile Energy of any representations and warranties, covenants or other obligations of Mobile Energy in any Energy Services Agreement or the Master Operating Agreement, or (2) any Environmental Conditions that give rise to, or could give rise to, Environmental Claims or other liabilities, or Environmental Noncompliances located at or otherwise relating to the Energy Complex, to the extent arising out of facts or circumstances that occur or come into existence after December 12, 1994. If any Mill Owner sells its Mill, such Mill Owner will retain all rights of such Mill Owner arising out of any facts or circumstances existing as of or prior to the date of any such sale (whether known at the time of any such sale or thereafter discovered as having existed as of the date thereof), and the party to whom the Mill Owner sells its Mill will, upon the assumption of the relevant Mill Environmental Indemnity Agreement by such party, assume all rights of such Mill Owner arising out of facts or circumstances that occur or come into existence after the date of any such sale.
                                      I-55

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

             Kimberly-Clark Tissue Environmental Indemnity Agreement

Mobile Energy and Kimberly-Clark Tissue are party to an environmental indemnity agreement (including any amendments thereto, the "Kimberly-Clark Tissue Environmental Indemnity Agreement"), pursuant to which Kimberly-Clark Tissue is required to indemnify Mobile Energy for certain specified Environmental Claims relating to certain Environmental Conditions, if and when any such claims arise.

Environmental Indemnification by Kimberly-Clark Tissue

Kimberly-Clark Tissue is required to indemnify, defend and hold harmless Mobile Energy Indemnified Parties from and against any and all Environmental Claims brought against, and any and all Environmental Expenses imposed upon or incurred by, such Mobile Energy Indemnified Parties, in connection with (1) breaches of any Kimberly-Clark Tissue representations and warranties, or other provisions of the Asset Purchase Agreement, relating to or otherwise concerning Environmental Conditions or Environmental Noncompliances relating to the Mills or Energy Complex, or (2) any (a) Environmental Conditions that give rise to, or could give rise to, Environmental Claims or other liabilities or (b) Environmental Noncompliances (each with respect to applicable Governmental Rules in effect as of December 12, 1994) located at or otherwise relating to the Mills or the Energy Complex, or associated facilities, to the extent arising out of any facts or circumstances existing as of or prior to December 12, 1994.

    Kimberly-Clark Tissue is liable only for direct damages, not for claims of non-party customers, cost of money, loss of profits, loss of use of capital or revenue or any other incidental, special or consequential loss or damage.

Employee Transition Agreement

All of the personnel who work at the Energy Complex are currently employed by Southern Energy. Most of these employees worked for Scott at the Energy Complex prior to the Acquisition. Pursuant to an agreement (the "Employee Transition Agreement") entered into by Southern Energy, Mobile Energy and Scott concurrently with the Acquisition, Southern Energy agreed to recognize United Paperworkers International Union Local 423 and 1421 (the "UPIU") and International Brotherhood of Electrical Workers Local 2129 (the "IBEW") as the authorized collective bargaining agents for certain hourly Energy Complex workers and agreed to continue in substantial and material part the terms and conditions set forth in the collective bargaining agreements in effect between Scott and each of the UPIU and the IBEW immediately prior to the Acquisition. Each of these collective bargaining agreements expired on May 31, 1997. Each of these agreements has been renegotiated and extended until the year 2002. Under the arrangement with the UPIU, Locals 423 and 1421 will be combined into one local, 423.

Item 2.   PROPERTIES

The Energy Complex is located at the Mobile facility on property leased by Kimberly-Clark Tissue to Mobile Energy in accordance with the terms of the Direct Lease and the Supplementary Lease. The Energy Complex is comprised of three power boilers (commonly referred to as the "Number 5 Power Boiler," the "Number 6 Power Boiler," and the "Number 7 Power Boiler"), two recovery boilers (commonly referred to as the "Number 7 Recovery Boiler" and the "Number 8 Recovery Boiler"), three turbine generators, two black liquor evaporator sets, and associated feedwater systems, air emissions controls, and other auxiliary systems. These facilities are located in two separate power houses, known as the north power house and the south power house, on approximately 11 acres leased from Kimberly-Clark Tissue at the Mobile Facility. All of the liquor processing, substantially all of the power processing and most of the steam processing conducted at the Mobile Facility occur at the north power house. The major components of the north power house were constructed in 1984 and 1985, and an addition to the north power house facilities was completed in 1994. The major components of the south power house were constructed between 1960 and 1963. The combined facilities currently are designed to produce approximately 111 MW (gross) of electricity and approximately 2,100,000 lbs/hr of steam. In addition, the Energy Complex currently is designed to process up to approximately 6,350,000 lbs/day of virgin dry black liquor solids.

     In 1996, Mobile Energy completed its maintenance and storage warehouse facility and moved all the remaining spare parts purchased from Scott/Kimberly Clark through the Acquisition into this newly constructed facility. The facility has 21,902 square feet of space comprised of a 3,392 square foot mechanic shop, 15,637 square feet of storage facility, and 2,873 square feet of office space

     Although a majority of the components of the Energy Complex have an operating history ranging from 10 to 30 years, certain components (including a recovery boiler and an evaporator train that were completed in early 1994) have a limited operating history. Moreover, although most of the personnel currently employed by Southern Energy to operate the Energy Complex were employed by Scott to operate the Energy Complex prior to the acquisition, the Energy Complex has been owned by Mobile Energy or its affiliates and has been operated as an independent business, and Southern Energy has employed the Energy Complex personnel and has dealt with the unions that represent many of such personnel, only since December 1994. In general, as with any sophisticated energy and recovery plant, operation of the Energy Complex involves many risks, including, among other things, the risk of equipment breakdown, failure or explosion. For example, recovery boilers such as those used at the Energy Complex may explode under certain circumstances, such as if the smelt at the bottom of the boilers comes into contact with water. The possibility also exists that the Energy Complex will perform below expected levels of output or efficiency, or that labor disputes or other events such as fires, hurricanes, floods, droughts, changes in law or acts of eminent domain will disrupt or disable Mobile Energy's operations. The occurrence of any such events could significantly increase the expenses of operating the Energy Complex, and have a material adverse effect on the financial condition of Mobile Energy. While Mobile Energy will maintain insurance to protect against certain of these operating risks, the proceeds of such insurance may not be sufficient to cover the Energy Complex's lost revenues or increased expenses.

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

The Tax-Exempt Bonds

In December 1983, the IDB issued tax-exempt bonds (the "1983 Tax-Exempt Bonds") to finance the construction of the Number 7 Power Boiler and certain auxiliary systems, which are "solid waste disposal facilities" as such term is defined in the Internal Revenue Code and the regulations promulgated thereunder (the "Solid Waste Disposal Facilities"). In December 1984, the IDB issued tax-exempt bonds (the "1984 Tax-Exempt Bonds") to refund the 1983 Tax-Exempt Bonds. The Solid Waste Disposal Facilities are located on the land on which the north power house is situated, which is owned by Kimberly-Clark Tissue and leased by Kimberly-Clark Tissue to the IDB pursuant to the Scott-IDB Lease and leased back to Kimberly-Clark Tissue pursuant to the IDB-Scott Sublease. The IDB held, and continues to hold, title to the Solid Waste Disposal Facilities. In December 1984, the IDB leased the Solid Waste Disposal Facilities to Scott pursuant to the IDB-Scott Sublease (so named because the lease of the Solid Waste Disposal Facilities to Scott was made pursuant to the same agreement by which the real property on which the north power house is situated was subleased by the IDB to Scott). Pursuant to a Lease Assignment and Assumption Agreement dated as of December 12, 1994 between Scott and Holdings (the "Lease Assignment and Assumption Agreement"), Scott assigned to Holdings all of Scott's right, title and interest in and to the IDB-Scott Sublease and the Solid Waste Disposal Facilities, and Holdings assumed all of Scott's obligations arising after the Acquisition Closing Date under the IDB-Scott Sublease (although Scott remained liable to the IDB under the IDB-Scott Sublease). Holdings subsequently assigned to Mobile Energy all of Holdings' rights and obligations under the IDB-Scott Sublease.

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

     Also in August 1995, Mobile Energy, the IDB, the Tax-Exempt Trustee and the Collateral Agent entered into the Recognition, Cooperation and Consent Agreement dated as of August 1, 1995 (the "Tax-Exempt Bonds Recognition Agreement") pursuant to which the IDB will, among other things, (i) consent to the assignment and grant of a security interest by Mobile Energy pursuant to certain security documents in all of Mobile Energy's rights in the Energy Complex and the IDB Lease Agreement, (ii) in the event of a filing of a bankruptcy petition by or against Kimberly-Clark Tissue under Chapter 7 or 11 of the Bankruptcy Code, and the election by Kimberly-Clark Tissue to reject the Scott-IDB Lease, upon the written request of Mobile Energy and at Mobile Energy's expense, exercise its rights under Section 365(h) of the Bankruptcy Code to retain its rights under the Scott-IDB Lease (including, without limitation, rights relating to the amount of timing of payment of rent and other amounts payable by it thereunder and any right of use, possession, quiet enjoyment, subletting, assignment or hypothecation) that are in or appurtenant to the real property covered thereby for the balance of the term of the Scott-IDB Lease and for any renewal or extension thereof to the extent that such rights are enforceable under applicable non-bankruptcy law, and (iii) if, for any reason (other than following Mobile Energy's payment in full of the Tax-Exempt Bonds and the exercise by Mobile Energy of its purchase option under the IDB Lease Agreement), the IDB fails or is otherwise unable to continue to have the right to sublease Lot 9 to Mobile Energy pursuant to the IDB Lease Agreement (whether by bankruptcy court order that Section 365(h) of the Bankruptcy Code is not applicable or otherwise), or upon any termination of the IDB Lease Agreement, upon the written request of Mobile Energy and at Mobile Energy's expense, lease the Solid Waste Disposal Facilities to Mobile Energy directly pursuant to a separate lease (with Mobile Energy agreeing to make the same rental payments to the IDB as Mobile Energy would have otherwise been obligated to make under the IDB Lease Agreement).

The Mixed-Use Bonds

In December 1984, the IDB issued a total of $172,000,000 in aggregate principle amount of taxable Industrial Development Revenue Bonds due December 1, 2019 (the "Mixed-Use Bonds") to finance the acquisition of certain facilities at the Energy Complex (the "Energy Complex Equipment") and at the Pulp Mill. The IDB holds title to the financed facilities (including the Energy Complex Equipment) and leases them to Kimberly-Clark Tissue pursuant to a Facilities Lease and Agreement dated as of December 1, 1984 (as amended, the "Facilities Lease and Agreement"). The Energy Complex Equipment is located on the land on which the north power house is situated. The term of the Facilities Lease and Agreement is coextensive with the term of the Mixed-Use Bonds. Kimberly-Clark Tissue's rent payment obligations under the Facilities Lease and Agreement are calculated to pay all principal and interest on the Mixed-Use Bonds. Kimberly-Clark Tissue has an option to purchase the Energy Complex Equipment at the end of the lease term for $10. The Mixed-Use Bonds are secured by a security interest in all of the IDB's right, title and interest in and to the Facilities Lease and Agreement and all revenues accruing to the IDB thereunder. The Mixed-Use Bonds finance facilities that are not entitled to tax-exempt treatment under the Internal Revenue Code. However, the financing of these facilities (as well as the facilities purchased with the Environmental Bonds and the 1994 Bonds (each as defined below)) by the IDB were structured in order to entitle such facilities to exemption from sales and property taxation. The Mixed-Use Bonds are held by Three Rivers Timber Company, a wholly owned subsidiary of Kimberly-Clark Tissue (the "Scott Subsidiary").

     Pursuant to a Sublease and Assignment Agreement dated as of December 12, 1994 (the "Sublease and Assignment Agreement"), Scott, in return for a lump-sum payment by Holdings to Scott on the Acquisition Closing Date, (i) subleased to Holdings the Energy Complex Equipment and (ii) assigned to Holdings its right to purchase the Energy Complex Equipment from the IDB at the expiration of the Facilities Lease and Agreement. Scott and Holdings also agreed to indemnify each other for certain losses that may be incurred in connection with the Mixed-Use Bonds, the Energy Complex Equipment or the Sublease and Assignment Agreement. The Scott Subsidiary, the holder of the Mixed-Use Bonds, has delivered to Holdings an agreement (the "Estoppel and Nondisturbance Agreement") pursuant to which, among other things, the Scott Subsidiary has agreed (i) to look solely to rent paid by Kimberly-Clark Tissue under the Facilities Lease and Agreement for payments due in respect of the Mixed-Use Bonds and not to seek to recover any such amounts from Holdings or any successor as sublessee or owner of the Energy Complex Equipment, (ii) at no time to seek to take possession of, impose a lien on, or interfere with the use or possession of the Energy Complex Equipment and
(iii) not to sell the Mixed-Use Bonds without Holdings' prior written consent. Holdings assigned to Mobile Energy all of Holdings' rights to sublease and to purchase the Energy Complex Equipment and all of its rights under the Estoppel and Nondisturbance Agreement.

     In order to secure Mobile Energy's right to acquire the Energy Complex Equipment upon the expiration of the Facilities Lease and Agreement, Kimberly-Clark Tissue has granted to Mobile Energy a security interest in all of Kimberly-Clark Tissue's right, title and interest in the Energy Complex Equipment and in the Facilities Lease and Agreement as it relates to the Energy Complex Equipment. In addition, in August 1995 Mobile Energy, the IDB, AmSouth Bank of Alabama, the Collateral Agent and the Scott Subsidiary entered into the Recognition, Cooperation and Consent Agreement (the "Mixed-Use Bonds Recognition Agreement") pursuant to which the IDB has agreed (with the consent of the Scott Subsidiary and the trustee under the indenture for the Mixed-Use Bonds) that in the event that the Facilities Lease and Agreement is rejected by Kimberly-Clark Tissue or otherwise terminated for any reason it will either (i) lease the Energy Complex Equipment directly to Mobile Energy for nominal consideration pursuant to a new facilities lease and agreement for a term equal to the term of the Facilities Lease and Agreement (with an option of Mobile Energy to purchase the Energy Complex Equipment at the end of the lease term for $10) or (ii) sell the Energy Complex Equipment to Mobile Energy for nominal consideration.

The Environmental Bonds

Between 1973 and 1980, the IDB issued four series of 30-year bonds having an aggregate principal amount of $24,000,000 (the "Environmental Bonds") to finance the purchase of certain pollution control equipment at the Energy Complex (the "Energy Complex Pollution Control Equipment") and the Mills. Title to the pollution control equipment is held by the IDB but the equipment is subject to sale to Kimberly-Clark Tissue pursuant to two Construction, Financing and Installment Sale Agreements (as supplemented, the "Installment Sale Agreements"). The Installment Sale Agreements give Kimberly-Clark Tissue sole use and exclusive possession of the pollution control equipment and provide that Kimberly-Clark Tissue is purchasing the equipment through fixed installment payments that, in sum, equal the principal and interest due on the applicable Environmental Bonds. When the applicable bonds have been fully redeemed, the IDB is to transfer to Kimberly-Clark Tissue title to the applicable equipment. The bonds of each series are secured by the money payable by Kimberly-Clark Tissue to the IDB under the corresponding Installment Sale Agreement.

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

     In order to secure Mobile Energy's rights to become the owner of the Energy Complex Pollution Control Equipment at the end of the terms of the respective Installment Sale Agreements, Kimberly-Clark Tissue has granted to Mobile Energy a security interest in all of Kimberly-Clark Tissue's rights in the Energy Complex Pollution Control Equipment and in the Installment Sale Agreements as it relates to the Energy Complex Pollution Control Equipment.

The 1994 Bonds

The construction of the Number 8 Recovery Boiler and related facilities (the "Number 8 Recovery Boiler Facilities"), which began operation in 1994, was financed by Scott and the IDB through the issuance of $117,000,000 principal amount of Industrial Development Revenue Bonds (Scott Paper Recovery Boiler Project) 1994 Series A (the "1994 Bonds") due December 1, 2014. The structure of the 1994 Bonds transaction is similar to that for the Mixed-Use Bonds. The IDB holds title to the Number 8 Recovery Boiler Facilities and, prior to the Acquisition, leased it to Scott pursuant to a Recovery Boiler Lease and Agreement dated as of December 1, 1994 (the "Recovery Boiler Lease and Agreement"). The 1994 Bonds were purchased by the Scott Subsidiary. The Recovery Boiler Lease and Agreement gives Kimberly-Clark Tissue the right to purchase the Number 8 Recovery Boiler Facilities at the expiration of the lease term for $10 (or earlier upon the payment of $10 plus an amount equal to all principal, premium, if any, and interest payable or to be payable with respect to all outstanding 1994 Bonds).

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I.

                                     PART II

Item 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for Holdings' common stock, all of which is owned by Southern. There also is no established public trading market for Mobile Energy's members' equity, all of which is held by Holdings and Southern Energy.

Item 6.    SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I.

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

Comparison of Fiscal Year Ended December 31, 1997 to Fiscal Year Ended December 31, 1996

Revenues

Operating revenues for the year ended December 31, 1997 increased $2.4 million, or 2.9%, compared to the same period in 1996. The increases are primarily due to increased processing sales as a direct result of higher gas prices, and to a lesser extent, increases in compressed air revenues. The level of Processing Charges reflects utilization of the Energy Complex near capacity levels. Demand Charges and Processing Charges for the years ended December 31, 1997 and 1996, in thousands of dollars and expressed as a percent of total revenues were as follows:

                            Year Ended                  Year Ended
                           December 31,1997           December 31,1996
                           Dollars  Percent        Dollars  Percent
                        (Dollars in thousands)   (Dollars in thousands)
     Demand Charges:
         Pulp Mill       $36,244     41.9%         $36,937    43.9%
         Tissue Mill      10,250     11.8%          10,105    12.0%
         Paper Mill       10,379     12.0%          10,357    12.3%
                          ------                    ------
                          56,873     65.7%          57,399    68.3%

     Processing Charges:
         Pulp Mill         6,473      7.51%          5,352     6.4%
         Tissue Mill      10,372     12.0%           9,991    11.9%
         Paper Mill       10,935     12.6%           9,974    11.9%
                         -------                    ------
                          27,780     32.1%          25,317    30.1%

     Other Revenues: (1)    1,828     1.2%           1,342    1.6%
                        ---------                   ------

     Total Revenues      $86,481    100.0%   $84,058   100.0%
                         =======             =======

 (1) Consists of compressed air fees and ash hauling revenue.

     The Mills' Peak Usage of Processing Services during the years ended December 31, 1997 and 1996, respectively, were as follows:

                                  1997                  1996
                             ------------------  ------------------
                              Peak  Contractual  Peak   Contractual
    MillProcessing Services   Usage   Demand     Usage    Demand
   Pulp Liquor Conversion
        MMLBs/week            46.5      44.45    45.0      42.7
        Steam
        MMBTUs/hr             627.0     500.0    618.0     500.0
        Electricity
        MW/hr                  29.8      29.5     30.0      32.0
   Tissue Steam
        MMBTUs/hr             313.0     280.0    293.0     280.0
        Electricity
        MW/hr                  39.4      37.8     38.9      39.5


                                 1997                 1996
                              --------------      -----------------
                               Peak  Contractual  Peak   Contractual
    MillProcessing Services   Usage   Demand     Usage    Demand
   PaperSteam
        MMBTUs/hr              484.0     420.0    507.0     420.0
        Electricity
        MW/hr                   22.3      21.4     22.3      22.5

Based upon information obtained from new metering facilities installed in 1996 and pursuant to the terms of the Master Operating Agreement, the Maximum Capacity of the Energy Complex to provide Power Processing Services was decreased from 94 megawatts to 88.7 megawatts. Corresponding adjustments were made to the Aggregate Demand for Power Processing Services. The Demand Charges for Power Processing Services were also adjusted so that the reduction in Maximum Capacity for Power Processing Services did not change the Demand Charges to be paid to Mobile Energy. The Maximum Capacity for Liquor Processing Services and the Contractual Demand of the Pulp Mill Owner for Liquor Processing Services were also reset in 1997 pursuant to the terms of the Master Operating Agreement from 42.7 million pounds per week to 44.45 million pounds per week. The Demand Charges for Liquor Processing Services were also adjusted so that the increase in the Maximum Capacity for Liquor Processing Services did not change the Demand Charges to be paid to Mobile Energy

Expenses

Total operations and maintenance expense increased $.3 million, or 1.1%, for the year ended December 31, 1997, compared to the same period in 1996. The increase in operations and maintenance expense in 1997 results from a major turbine generator outage in 1997. Fuel expense increased $1.7 million, or 23.5%, for 1997 compared to 1996. The $1.7 million increase in fuel expense resulted from increased gas prices. Depreciation and amortization expense increased $.3 million for 1997, compared to 1996 primarily due to capital additions made in 1996 and 1997.

     Interest expense decreased $.9 million, or 3.0%, for 1997 compared to 1996. The decrease reflects the payback of principal on the First Mortgage Bonds.

     Mobile Energy's net income for 1997 was $9.8 million, representing an increase of $0.9 million, or 10.4%, compared to 1996. Holdings' net income for 1997 was $6.0 million compared to $5.1 million for 1996.

Comparison of Fiscal Year Ended December 31, 1996 to Fiscal Year Ended December 31, 1995

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

                            Year Ended               Year Ended
                           December 31,1996         December 31,1995
                           Dollars  Percent       Dollars   Percent
                        (Dollars in thousands)(Dollars in thousands)
 Demand Charges:
         Pulp Mill       $36,937     43.9%        $38,074    46.2%
         Tissue Mill      10,105     12.0%          9,980    12.1%
         Paper Mill       10,357     12.3%         10,244    12.4%
                          ------                   ------
                          57,399     68.3%         58,298    70.7%

     Processing Charges: (1)
         Pulp Mill         5,352      6.4%     4,486     5.4%
         Tissue Mill       9,991     11.9%     9,538    11.6%
         Paper Mill        9,974     11.9%     9,563    11.6%
                          ------              ------
                          25,317     30.1%    23,587    28.6%

     Other Revenues: (2)    1,342     1.6%        612    0.7%
                        ---------         -----------

     Total Revenues      $84,058    100.0%   $82,497   100.0%
                         =======             =======

(1) Includes processing charges plus ash hauling revenue.
(2) Consists only of compressed air fees.

The Mills' Peak Usage of Processing Services during the years ended December 31, 1996 and 1995, respectively, were as follows:

                                   1996               1995
                              Peak  Contractual  Peak   Contractual
    Mill Processing Services  Usage   Demand     Usage    Demand
   Pulp Liquor Conversion
        MMLBs/week            45.0      42.7     38.9      42.7
        Steam
        MMBTUs/hr            618.0     500.0    602.2     500.0
        Electricity
        MW/hr                 30.0      32.0     NA        32.0

   Tissue Steam
        MMBTUs/hr            293.0     280.0    239.3     280.0
        Electricity
        MW/hr                 38.9      39.5     NA        39.5

   Paper Steam
        MMBTUs/hr            507.0     420.0    506.2     420.0
        Electricity
        MW/hr                 22.3      22.5     NA        22.5

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

Liquidity and Capital Resources

As of December 31, 1997, Holdings had $28.7million in cash and cash equivalents and total debt of $343.1million. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies.

     Mobile Energy's working capital needs generally relate to Operation and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain Operation and Maintenance activities in a separate account (the " Maintenance Reserve Account") before such Operation and Maintenance activities are performed for Mobile Energy. Operation and Maintenance Costs are budgeted at $27.9million and $26.6million for 1998 and 1999, respectivley.

     Subject to Mobile Energy's right to incur additional indebtedness, the indebtedness represented by the First Mortgage Bonds, the Tax-Exempt Bonds and a revolving credit facility providing for working capital loans to Mobile Energy ( the "Working Capital Facility") currently represent Mobile Energy's only material long-term indebtedness. The indebtedness evidenced by the First Mortgage Bonds and the Tax-Exempt Bonds bears fixed rate interest, and the indebtedness represented by borrowings under the Working Capital Facility, which is limited to $15.0million, bears interest at variable rates.

     Mobile Energy's projected obligations for required payments of principal and interest on long-term debt for calendar years 1998 and 1999 are $34.5million and $3.9million, respectively.

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under the Working Capital Facility, balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1995, Mobile Energy has drawn an aggregate of $8.5million under such a revolving credit facility maintained by Southern with Banque Paribas, of which $7.0million had been repaid by Southern by January 2, 1998. As of December 31, 1997, a balance of $1.9millionwas outstanding (which includes capitalized accrued interest).

     In order to provide for Mobile Energy's working capital needs, in August 1995 Mobile Energy entered into the Working Capital Facility with Banque Paribas (the "Working Capital Facility Provider") providing working capital loans to Mobile Energy. The Working Capital Facility provides for a maximum available amount of $15.0million and may be drawn on by Mobile Energy from time to time. Borrowings under the Working Capital Facility generally will be used by Mobile Energy to pay for Operation and Maintenance costs incurred by Mobile Energy. Each working capital loan is due and payable no later than 90 days from the date such working capital loan was advanced to Mobile Energy, and no more than $5.0million (to be adjusted in proportion to any adjustments to the maximum available amount under the Working Capital Facility) of working capital loans may be scheduled to mature during any calendar month. Mobile Energy is required to repay each working capital loan on its due date and may, upon notice to the Working Capital Facility Provider, repay or prepay any working capital loan on any business day without premium or penalty, other than certain funding breakage costs in respect of working capital loans bearing interest at the LIBOR Rate (as defined in the Working Capital Facility). Mobile Energy is permitted to re-borrow all amounts repaid or prepaid. Mobile Energy is required to repay all working capital loans such that no amounts are outstanding under the Working Capital Facility one time each year (other than 1995) for a period of five consecutive days. Subject to earlier termination under certain circumstances and subject to extension thereof by the Working Capital Facility Provider, the Working Capital Facility will expire on December 31, 2001.

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

     Upon its establishment in August 1995 at the time of the issuance of the First Mortgage Bonds and the Tax Exempt Bonds, the Maintenance Reserve Account was credited in an amount equal to $11.0million. In lieu of funding the Maintenance Reserve Account with cash at that time, Mobile Energy provided instead a guaranty from Southern in an amount equal to $11.0million. Monies in the Maintenance Reserve Account are applied to the payment of Maintenance Expenditures.

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

     Mobile Energy has established a separate account, the Mill Owner Maintenance Reserve Account, pursuant to the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement for the benefit of Mobile Energy and, while the Mill Owners are exercising the Mill Owner Step-In Rights, the Mill Owners. The Mill Owner Maintenance Reserve Account is currently funded in an amount equal to $2.0million. In lieu of funding the Mill Owner Maintenance Reserve Account with cash, Mobile Energy provided capital infusion arrangements executed by Southern in favor of Mobile Energy and the Mill Owners in an amount equal to $2.0million in the aggregate. The Mill Owner Maintenance Reserve Account and monies on deposit therein, or otherwise credited thereto, do not secure Mobile Energy's senior indebtedness. Nevertheless, given that the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement permit funds on deposit in the Mill Owner Maintenance Reserve Account to be used, under certain limited circumstances, for, among other things, operations and maintenance expenses, amounts on deposit therein, or otherwise credited thereto, will be credited against Mobile Energy's funding obligation in respect of the Maintenance Reserve Account.

     Cash flow from operations consists almost exclusively of payments of Demand Charges and Processing Charges by the Mill Owners for Processing Services. Accordingly, the loss of revenues from any one Mill, whether due to a Mill Closure or otherwise, could have a material adverse impact on Mobile Energy's financial condition.

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

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Charges vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. In 1997, 65.7% of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Charges.

     The Demand Charges and the Processing Charges, collectively, were designed so as to result in Mobile Energy having net income. There can be no assurance, however, that (i) the assumptions with respect to operating performance
                                      II-5
standards that underlay the design of the Demand Charges and the Processing Charges will at all times be satisfied, (ii) the Demand Charges will at all times cover Mobile Energy's costs that are in the nature of fixed costs, including debt service payments, (iii) the Processing Charges will at all times cover the costs that are not covered by Demand Charges, including variable costs such as fuel related expenses, or (iv) the payment of Demand Charges and Processing Charges will at all times result in Mobile Energy having net income.

     Payments of Demand Charges and Processing Charges by the Mill Owners under the Energy Services Agreements provide virtually all of Mobile Energy's operating revenues and are therefore the primary source of funds for the payment of debt service. There are no significant alternative sources of funds available to Mobile Energy to make such debt service payments (other than a debt service reserve account established for the benefit of the holders of the First Mortgage Bonds (the "Debt Service Reserve Account"), a debt service reserve account established for the benefit of the holders of the Tax Exempt Bonds (the "Tax-Exempt Debt Service Reserve Account") and, under certain circumstances, certain other accounts). The Debt Service Reserve Account is funded in an amount equal to $21.9million (the "Debt Service Reserve Account Required Balance"). Mobile Energy may, in whole or in part, replace monies on deposit in, or fund amounts required to be deposited in, the Debt Service Reserve Account with Reserve Account Security. Currently Mobile Energy has funded the Debt Service Reserve Account with Reserve Account Security (in the form of a guaranty from Southern) in an amount equal to the Debt Service Reserve Account Required Balance. Currently, the Tax-Exempt Debt Service Reserve Account is funded with Reserve Account Security (in the form of a letter of credit) in an amount equal to $5.9million.

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

     One such regulatory requirement is the Cluster Rule, which was finalized by the EPA in November 1997. None of the Mills is contractually obligated to Mobile Energy to comply with the Cluster Rule or any other environmental regulation. Thus, the Mills could choose to close entirely rather than incur the costs imposed by the Cluster Rule. As such, the failure by the Mills to spend the monies necessary to comply with the Cluster Rule could, indirectly, have a material adverse impact on Mobile Energy's results of operations, to the extent that it were to reduce the amount of Processing Services the Mills purchase from the Energy Complex.

     Another such regulation is the Combustion Rule, which was proposed by the EPA in November 1997. If promulgated in some form, the Combustion Rule (which would principally apply to the Energy Complex) could require significant capital expenditures by Mobile Energy and equipment and operational modifications to the Energy Complex. Because the Combustion Rule has only just recently been proposed, Mobile Energy is still in the process of studying the potential impacts of the rule and cannot estimate the expense required to comply with such a rule. Under the Master Operating Agreement, Mobile Energy generally is permitted to charge the Mills the reasonable cost of capital expenditures or Operation and Maintenance expenses incurred by Mobile Energy as a result of the Combustion Rule or the Cluster Rule. Nevertheless, there can be no assurance that the Mill Owners will comply with their obligations under the Master Operating Agreement with respect to the Combustion Rule or the Cluster Rule. As such, the promulgation of the Cluster Rule or the Combustion Rule, together with the failure by the Mill Owners to comply with such obligations under the Master Operating Agreements, could have a material adverse effect on the financial condition of Mobile Energy.

     As regulatory agencies have not yet promulgated final standards for some existing programs, (such as the Combustion Rule), Mobile Energy cannot at this time reasonably estimate its costs of compliance with these additional programs and requirements or the timing of any such costs. Nevertheless, assuming that the current environmental regime (exclusive of any proposed or suggested statutes, rules or regulations) remains in effect, Mobile Energy is not aware of any environmental conditions at the Energy Complex that would reasonably be expected to have a material adverse effect on the financial condition of Mobile Energy.

         The EPA has proposed to adopt a new use designation for the Mobile River. If that new use designation is adopted by EPA, the Pulp Mill Owner could be required by ADEM to reduce or otherwise alter materially its discharges to the Mobile River. If that occurs, the Pulp Mill Owner may modify the discharge specifications or prohibitions applicable to Mobile Energy under the Water Agreement and the Rules Governing Discharge as reasonably required to maintain compliance with the Pulp Mill Owner's NPDES Permit or other Governmental Rule. Such a modification of the discharge specifications or prohibitions applicable to Mobile Energy could require capital expenditures by Mobile Energy and operational modifications to the Energy Complex that would have a materially adverse impact on Mobile Energy's financial condition. Because the redesignation of the Mobile River has not been finally determined by EPA, and because ADEM's actions in response to any such redesignation are at this time unknown, Mobile Energy cannot estimate the expense that could be imposed upon it as a result of any such redesignation by EPA of the Mobile River.

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

     In January 1996, Holdings filed its Shares Tax return for the tax year beginning October 1, 1995 and ending September 30, 1996, and subsequently paid the tax due by December 31, 1996 for such assessment. For the tax year beginning October 1, 1996 and ending September 30, 1997, Holdings filed its Shares Tax return pursuant to a certification from Mobile County to the effect that the book value of certain industrial development board assets, pollution control assets and certain other real and personal property held by Holdings included property held by Mobile Energy (the Alabama LLC in which Holdings is a member). Therefore, Holdings effectively claimed a deduction for such assets in its Shares Tax return that was filed for such year. In addition, although Holdings initially determined to seek a refund for the tax paid for the tax period ending September 30, 1996. Holdings has now determined that it will not seek a refund , therefore, Holdings has expensed this tax.

Although the Alabama Department of Revenue assessment for the tax year ending September 30, 1997 has allowed the deduction and Holdings has received no notice or other determination from the Alabama Department of Revenue that the assessment will be challenged, there can be no assurance that the Alabama Department of Revenue will continue to consider Holdings to be in compliance with the Share Tax provision.

New Accounting Standards

In July 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which will be effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income). Comprehensive income is the total of net income and all other non-owner changes in equity. The Company will adopt this statement in 1998.

     In July 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. As this statement is disclosure related, there is not expected to be a financial statement impact.

Year 2000 Issue

The Year 2000 issue refers generally to the data structure problem that will prevent systems from properly recognizing dates after the year 1999. For example, computer programs and various types of electronic equipment that process date information by reference to two digits rather than four to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 problem could result in system failures or miscalculations causing disruptions of operations. The Year 2000 problem may occur in computer software programs, computer hardware systems and any device that relies on a computer chip if that chip relies on date information. Based on a preliminary study, Mobile Energy does not anticipate either a significant amount of incremental expense or a disruption in service associated with the Year 2000 issue and its impact on Mobile Energy's systems. However, there can be no assurance that Mobile Energy's systems nor the systems of other companies with whom Mobile Energy conducts business (including the Mill Owners) will be Year 2000 compliant prior to December 31, 1999 or that the failure of any such system will not have a material adverse effect on Mobile Energy's business, operating results and financial condition.


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 1997 FINANCIAL STATEMENTS


                                                                                                          Page
Mobile Energy Services Company, L.L.C.
   Report of Independent Public Accountants                                                                II-13
   Balance Sheets at December 31, 1997, 1996 and 1995                                                      II-14
   Statements of Income for the Years Ended December 31, 1997, 1996, and 1995                              II-15
   Statements of Changes in Members' Equity for the Years Ended December 31,
    1997, 1996 and 1995                                                                                    II-16
   Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and  1995                          II-17
   Notes to Financial Statements                                                                           II-18

Mobile Energy Services Holdings, Inc.  and Subsidiary
   Report of Independent Public Accountants                                                                II-28
   Consolidated Assets for the Years Ended December 31, 1997 1996 and 1995                                 II-29
   Consolidated Liabilities and Stockholders Equity for the Years Ended December 31, 1997,
    1996 and 1995                                                                                          II-29
   Consolidated Statements of Income for the Years Ended December 31, 1997 and 1996
    and 1995                                                                                               II-30
   Consolidated Statements of Changes in Stockholder's Equity for the Years Ended
    December 31, 1997 and 1996 and 1995                                                                    II-31
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995              II-32
   Notes to Financial Statements                                                                           II-33


                     MOBILE ENERGY SERVICES COMPANY, L.L.C.

                                FINANCIAL SECTION

                     Mobile Energy Services Company, L.L.C.

          Financial Statements As of December 31, 1997, 1996, and 1995
                                  Together With
                                Auditors' Report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Mobile Energy Services Company, L.L.C.:


We have audited the accompanying balance sheets of MOBILE ENERGY SERVICES COMPANY, L.L.C. (an Alabama limited liability company) as of December 31, 1997 and 1996 and the related statements of income, changes in Members' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Energy Services Company, L.L.C. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





/s/Arthur Andersen LLP
Atlanta, Georgia
February 11, 1998

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.


                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                 (In Thousands)



                                     ASSETS


                                                       1997           1996
                                                      -------         ------


CURRENT ASSETS:
    Cash and cash equivalents                          $ 23,131       $  19,896
    Restricted deposits                                  17,335          17,414
    Trade accounts receivable                            15,510          14,467
    Materials and supplies                                3,185           2,854
    Prepaid expenses and other                              982              30
                                                       --------       ---------
              Total current assets                       60,143          54,661
                                                       --------       ---------
PROPERTY, PLANT, AND EQUIPMENT                          377,232         374,988
    Less accumulated depreciation                       (35,091)        (23,667)
    Construction work in process                          1,676           3,568
                                                       --------        --------
              Property, plant, and equipment, net       343,817         354,889
                                                       --------        --------

DEFERRED LOAN COSTS, net of accumulated amortization
    of $1,651 and $968 at December 31, 1997 and 1996,
    respectively
                                                         13,504          14,188
                                                       --------        --------
              Total assets                             $417,464        $423,738
                                                        ========        ========

                         LIABILITIES AND MEMBERS' EQUITY


CURRENT LIABILITIES:
    Trade accounts payable                           $    1,898      $    1,287
    Accounts payable--associated company                  5,180           4,016
    Distribution payable                                 12,642          12,782
    Note payable                                         16,156          23,564
    Current portion--long-term debt                       7,885           7,350
    Accrued interest                                     13,503          13,846
    Other                                                 3,210           1,524
                                                      ---------        --------
              Total current liabilities                  60,474          64,369
                                                      ---------        --------

LONG-TERM DEBT (Note 5)                                 289,969         296,461
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

MEMBERS' EQUITY                                          67,021          62,908
                                                       ---------       --------
              Total liabilities and Members' equity    $417,464        $423,738
                                                       ========        ========




      The accompanying notes are an integral part of these balance sheets.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (In Thousands)







                                            1997          1996          1995
                                          --------       -------       ------


OPERATING REVENUES:

    Demand charges                         $56,873       $57,399       $58,298
    Processing sales                        27,780        25,317        23,587
    Other                                    1,828         1,342           612
                                           -------       -------       -------
              Total operating revenues      86,481        84,058        82,497
                                           -------       -------       -------
OPERATING EXPENSES:

    Operations and maintenance              26,152        25,864        26,094
    Fuel                                     9,169         7,422         6,303
    Depreciation and amortization           13,005        12,702        11,608
                                           -------       -------       -------
              Total operating expenses      48,326        45,988        44,005
                                           -------       -------       -----
OPERATING INCOME                            38,155        38,070        38,492

INTEREST EXPENSE                           (29,192)      (30,094)      (18,501)

OTHER INCOME                                   849           942         1,012
                                           -------       -------       -------
NET INCOME                                 $ 9,812       $ 8,918       $21,003
                                           =======       =======       =======

       The accompanying notes are an integral part of these statements.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.


                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                 (In Thousands)








BALANCE, December 31, 1994                                           $79,750

    Net income                                                        21,003
    Capital contributions                                              3,077
    Distributions to Members                                         (37,058)
                                                                     -------
BALANCE, December 31, 1995                                            66,772

    Net income                                                         8,918
    Distributions to Members                                         (12,782)
                                                                     -------
BALANCE, December 31, 1996                                            62,908

    Net income                                                         9,812
    Distributions to Members                                          (5,699)
                                                                     -------
BALANCE, December 31, 1997                                           $67,021
                                                                     =======







        The accompanying notes are an integral part of these statements.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                 (In Thousands)




                                                                                1997         1996         1995


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $  9,812     $  8,918      $21,003
                                                                               --------     --------      -------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                         13,005       12,702       11,608
           Changes in certain operating assets and liabilities:
              Increase in trade accounts receivable                              (1,043)        (669)      (9,568)
              Prepaid expenses and other                                           (952)       1,602         (396)
              Increase (decrease) in accounts payable--associated
                 company                                                          1,164       (1,465)      (5,238)
              (Decrease) increase in accrued interest                              (348)       3,957        9,570
              Other, net                                                          1,670         (990)       1,247
                                                                                -------      -------      -------
                     Total adjustments                                           13,496       15,137        7,223
                                                                                -------      -------      -------
                     Net cash provided by operating activities                   23,308       24,055       28,226
                                                                                -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment                                  (1,009)      (9,670)     (11,097)
                                                                                -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayments) borrowings of notes payable, net                                (7,408)       9,489     (175,925)
    (Repayments) issuance of long-term debt                                      (5,957)      (9,612)     197,238
    Payment of member distributions                                              (5,699)     (23,004)     (14,054)

                     Net cash (used in) provided by financing activities
                                                                                (19,064)     (23,127)      10,336
                                                                                -------      -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  3,235      (8,742)       27,465

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR

                                                                                 19,896       28,638        1,173
                                                                                -------      -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $23,131      $19,896      $28,638
                                                                                =======      =======      =======



SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid during the period for:

       Interest                                                                 $27,358      $24,585      $ 8,493
                                                                                =======      =======      =======




    The accompanying notes are an integral part of these statements.

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995



  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General

      Mobile Energy Services Company, L.L.C. ("Mobile Energy") was organized on July 13, 1995. Mobile Energy Services Holdings, Inc. ("Holdings"), a wholly owned subsidiary of The Southern Company ("Southern"), holds a 99% equity interest in Mobile Energy and Southern Energy Resources, Inc. ("SERI"), a wholly owned subsidiary of Southern and formerly known as Southern Electric International, Inc. and Southern Energy, Inc. (together with Holdings, the "Members") holds the remaining 1% equity interest. Mobile Energy was created to own and operate an energy and chemical recovery complex located in Mobile, Alabama (the "Energy Complex"), purchased by Holdings on December 16, 1994 (the "Acquisition") from Scott Paper Company ("Scott Paper"). During 1995, Scott Paper merged with Kimberly-Clark Tissue Company ("Kimberly-Clark Tissue"),a subsidiary of Kimberly-Clark Corporation. Most of the Energy Complex's fuel needs are met from waste and by-products generated by a pulp mill (the "Pulp Mill"), a paper mill (the "Paper Mill"), and a tissue mill (the "Tissue Mill" and together with the Pulp Mill and the Paper Mill, the "Mills") located in Mobile, Alabama.

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

      Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      At December 31, 1997 and 1996, property, plant, and equipment consisted of the following (in thousands):

                                                        1997          1996


                Buildings                              $  18,591     $  18,591
                Machinery and equipment                  358,641       356,397
                                                       ---------     ---------

                                                        $377,232      $374,988
                                                       =========      ========


      Long-Lived Assets

      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996 without a material impact on the financial statements.

      Cash and Cash Equivalents

      Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value.

      Restricted Deposits

      Restricted deposits consist of amounts required by debt agreements (Note
5) to be set aside for upcoming serial principal repayments.

      Fair Value of Financial Instruments

      The carrying values of financial assets and liabilities, as defined in Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," in the accompanying balance sheets approximate their fair values, except for the 8.665% and 6.95% bonds (Note 5), the fair values of which are based on quoted market prices, as follows (in millions):

                                                       Carrying       Fair
                                                     -------------  ---------
                                                        Amount        Value


                8.665% first mortgage bonds                $221         $275
                6.95% industrial revenue bonds               77           95


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

      Cluster and Combustion Rule

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

      Mobile Energy is subject to dynamic federal, state, and local environmental laws and regulations. For example, the Environmental Protection Agency ("EPA") has issued (i) certain standards for the control of waste-water pollutants facilities and (ii) a national emission standard for hazardous air pollutants from facilities which would include the Mills (the "Cluster Rule"). The Cluster Rule (which principally applies to the Mills) will require significant modifications to the Mills. The EPA has also proposed regulations applicable to combustion sources at pulp and paper facilities. These regulations, collectively referred to as the "Combustion Rule," will likely consist of effluent guidelines and hazardous air pollutant emission standards.

      Accordingly, the Cluster Rule could have a materially adverse impact on the economic status of the Mills and the amount of processing services they require, and the Combustion Rule could have a materially adverse impact on Mobile Energy directly by requiring Mobile Energy to modify its equipment or operations in order to comply with the Combustion Rule's provisions. Under the master operating agreement, Mobile Energy generally, is permitted to charge the Mills the reasonable cost of capital expenditures and operation and maintenance expenses incurred by Mobile Energy as a result of the Cluster Rule or the Combustion Rule. Nevertheless, there can be no assurance that a mill owner would not abandon its Mill rather than incur the costs imposed by the Cluster Rule (or any other environmental or nonenvironmental law or regulation) or would have the ability to comply with its obligations under the master operating agreement associated with the Combustion Rule. Either such result could have a materially adverse impact on Mobile Energy's financial condition and results of operations.

      Because the final Cluster Rule and the proposed Combustion Rule were not released until November 1997, Mobile Energy is unable to reasonably estimate the potential costs, if any, that may result from compliance with these additional programs.

      Lease Commitments

      In connection with the Acquisition, Mobile Energy entered into noncancelable land leases (the "Leases") with Kimberly-Clark Tissue. Rent expense under the Leases approximates $1 per year from 1995 through 2019. Also contained in the Leases is a right to purchase the land from Kimberly-Clark Tissue at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Kimberly-Clark Tissue superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value. Accordingly, Mobile Energy's repurchase option is not reasonably ensured and therefore is not considered a bargain purchase option under SFAS No. 13, "Accounting for Leases."

  4.  RELATED-PARTY TRANSACTIONS

      Under the terms of an agreement between SERI and Mobile Energy, SERI provides all operations and maintenance services for the Energy Complex. Such services are billed to Mobile Energy at SERI's direct cost plus an overhead cost allocation and totaled approximately $26,152,000 and $24,505,000 for the years ended December 31, 1997 and 1996, respectively.

  5.  LONG-TERM DEBT

      Details of long-term debt at December 31, 1997 and 1996 are as follows (in thousands):


                                                                           1997          1996


      8.665% first mortgage bonds, due serially on a semiannual basis through 2017; secured by the Energy Complex, net of unamortized discount of $20.755 million and $22.012 million at December 31,
      1997 and 1996,
      respectively                                                       $221,210      $227,303

      Obligations incurred in connection with the sale by public authorities of tax-exempt industrial revenue bonds (Series
      1995), 6.95%, due serially on an annual basis beginning January
      1, 2017 and ending January 1, 2020; secured by the Energy
      Complex, net of unamortized discount of $8.356 million and
      $8.492 million at December 31, 1997 and 1996, respectively
                                                                        $  76,644     $  76,508

      Less current portion                                                  7,885         7,350
                                                                        ---------     ---------
      Long-term debt                                                     $289,969      $296,461
                                                                        =========     =========

      On August 15, 1995, Mobile Energy issued $255,210,000 of first mortgage bonds, the proceeds from which were used primarily to repay Southern a $190,000,000 bridge loan and to terminate the Swaps (Note 1). The loss on termination of the related Swap of $23.6 million has been treated as a discount on the related debt. This discount and the rate of interest represent an effective interest rate, compounded monthly, of 10.037%. Also on August 15, 1995, Mobile Energy joined with public authorities and issued $85,000,000 of tax-exempt bonds, the proceeds from which were used to refund Series 1984 bonds of $85,000,000, which were assumed in the Acquisition (Note 2). The loss on termination of the related Swap of $8.7 million has been treated as a discount on the related debt. This discount and the rate of interest represent an effective interest rate, compounded monthly, of 7.893%.

      On August 24, 1995, Mobile Energy entered into a revolving credit agreement expiring December 31, 2001 with Banque Paribas which allows Mobile Energy to draw up to $15,000,000 at an interest rate of LIBOR plus 1% ($606,897 at 7.0%, $2,005,677 at 7.0%, $1,821,029 at 7.0%, $3,810,031
      at 7.0%, and $6,000,000 at 7.0% on December 31, 1997). Mobile Energy is required to have no borrowings for a period of five consecutive business days during each year; therefore, the borrowings under this agreement are classified as current in the accompanying balance sheets.

      In addition, Southern entered into a separate working capital facility aggregating to $16,908,000 with Banque Paribas expiring December 31, 2001 at an interest rate of LIBOR plus .35%, under which Mobile Energy may draw funds but for which it has no liability to Banque Paribas. There were borrowings which totaled $1,912,132 at 6.1625% as of December 31, 1997. Commitment fees ranging from .1% to .375% per annum were charged to Mobile Energy based on the unused portion of these agreements.

      At December 31, 1997, the annual scheduled maturities of long-term debt during the next five years are as follows (in thousands):

                                  1998                               $7,885
                                  1999                                8,340
                                  2000                                8,840
                                  2001                                9,335
                                  2002                                9,695

  6.  SIGNIFICANT CUSTOMERS, SUPPLIERS, AND CONCENTRATION OF CREDIT RISK

      Mobile Energy derived approximately 74% and 75% of its revenues during the years ended December 31, 1997 and 1996, respectively, from Kimberly-Clark Tissue. The remainder of Mobile Energy's revenues was derived from S. D. Warren. Receivables outstanding from sales to Kimberly-Clark Tissue and S.
      D. Warren were approximately $11.5 million and $4.0 million, respectively, at December 31, 1997 and were approximately $10.7 million and $3.7 million, respectively, at December 31, 1996. In addition, as indicated in
      Note 1, the majority of the Energy Complex's fuel needs are met by the Mills. These concentrations expose Mobile Energy's operations to the risk of severe impact in the near term should any of the Mills cease operations (Note 3).

  7.  SUBSEQUENT EVENTS (Unaudited)

      Substantially all of SERI's employees at the Energy Complex (Note 4) are subject to collective bargaining agreements. As of December 31, 1997, a number of employees had not completed renogotiations of their collective bargaining agreements which expired in 1997. However, in March of 1998, the agreements were renegotiated and extend to 2002.

                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                FINANCIAL SECTION

                                  Mobile Energy Services Holdings, Inc.
                                              and Subsidiary

                                    Consolidated Financial Statements
                                 as of December 31, 1997, 1996, and 1995
                                              Together With
                                             Auditors' Report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Directors of
Mobile Energy Services Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of MOBILE ENERGY SERVICES HOLDINGS, INC. (an Alabama corporation and a wholly owned subsidiary of Southern Company) AND SUBSIDIARY as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Energy Services Holdings, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/Arthur Andersen LLP
Atlanta, Georgia
February 11, 1998

                     MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                 (In Thousands)






                         ASSETS                      1997        1996


CURRENT ASSETS:

    Cash and cash equivalents                     $  28,780   $  26,679

    Restricted deposits                              17,335      17,414

    Trade accounts receivable                        15,510      14,467

    Materials and supplies                            3,185       2,854

    Prepaid expenses and other                        1,483       1,074
                                                  ---------     -------
              Total current assets                   66,293      62,488
                                                  ---------     -------





PROPERTY, PLANT, AND EQUIPMENT                      377,232     374,988

    Less accumulated depreciation                   (35,091)    (23,667)

    Construction work in process                      1,676       3,568
                                                   --------     -------
              Property, plant, and equipment, net   343,817     354,889
                                                   --------     -------



DEFERRED LOAN COSTS, net of accumulated amortization of
    $1,651 and $968 at December 31, 1997 and 1996,
    respectively
                                                     13,504      14,188
                                                   --------     -------
            Total assets                           $423,614    $431,565
                                                   ========    ========




          LIABILITIES AND STOCKHOLDER'S EQUITY        1997        1996



CURRENT LIABILITIES:

    Trade accounts payable                             1,898  $    1,287
    Accounts payable--associated company               1,360         941
    Capital repayments and dividends payable          22,518      16,012
    Note payable                                      16,156      23,564
    Current portion--long-term debt                    7,885       7,350
    Income taxes payable                                 166           0
    Accrued interest                                  13,498      13,846
    Other                                              3,218       1,454
                                                     -------    --------
              Total current liabilities               66,699      64,454
                                                     -------    --------
DEFERRED INCOME TAXES (Note 6)                        51,388      38,647
                                                     -------    --------
LONG-TERM DEBT                                       289,969     296,461
                                                     -------    --------
MINORITY INTEREST                                        670         629
                                                     -------    --------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

STOCKHOLDER'S EQUITY:
    Common stock, $1 par value; 1,000 shares authorized
       and outstanding                                     1            1
    Paid-in capital                                   14,120       30,606
    Retained Earnings                                    767          767
                                                      ------    ---------
         Total stockholder's equity                   14,888       31,374
                                                    --------    ---------
         Total liabilities and stockholder's equity $423,614    $431,565
                                                    ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (In Thousands)




                                          1997          1996          1995


OPERATING REVENUES:
    Demand charges                        $56,873       $57,399       $58,298
    Processing sales                       27,780        25,317        23,587
    Other                                   1,828         1,342           612
                                          -------        ------       -------
          Total operating revenues         86,481        84,058        82,497
                                          -------        ------       -------
OPERATING EXPENSES:
    Operations and maintenance             26,152        25,864        26,094
    Fuel                                    9,169         7,422         6,303
    Depreciation and amortization          13,005        12,702        11,608
                                          -------        ------       -------
          Total operating expenses         48,326        45,988        44,005
                                          -------        ------       -------

OPERATING INCOME                           38,155        38,070        38,492

INTEREST EXPENSE                          (29,192)      (30,094)      (18,501)

OTHER INCOME                                  978         1,193         1,076



MINORITY INTEREST                             (98)          (89)         (210)
                                          -------        ------       -------

INCOME BEFORE INCOME TAXES                  9,843         9,080        20,857



PROVISION FOR INCOME TAXES                  3,811         3,227         8,058
                                          -------        ------       -------
NET INCOME                               $  6,032      $  5,853       $12,799
                                         ========      ========       =======






The accompanying notes are an integral part of these consolidated statements.

                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                 (In Thousands)





                                                       Common        Paid-In          Retained
                                                        Stock        Capital          Earnings           Total
                                                       -------       --------        ---------           -----



BALANCE, December 31, 1994                                 $1         $74,232          $  2,077           $76,310



    Net income                                              0               0            12,799            12,799
    Dividends                                               0               0           (14,694)          (14,694)
    Capital repayments                                      0         (32,882)                0           (32,882)
                                                          ----        -------           -------           -------
BALANCE, December 31, 1995                                  1          41,350               182            41,533


    Net income                                              0               0             5,853             5,853
    Dividends                                               0               0            (5,268)           (5,268)
    Capital repayments                                      0         (10,744)                0           (10,744)
                                                          ----        -------           -------          --------
BALANCE, December 31, 1996                                  1          30,606               767            31,374



    Net income                                              0               0             6,032             6,032

    Dividend                                                0               0            (6,032)           (6,032)

    Capital repayments                                      0         (16,486)                0           (16,486)
                                                         ----         -------           -------           -------
    BALANCE, December 31, 1997                             $1         $14,120           $   767           $14,888
                                                         ====        =======            =======          ========





The accompanying notes are an integral part of these consolidated statements.

                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (In Thousands)





                                                                                  1997        1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  6,032    $  5,853    $  12,799
                                                                                --------    --------    ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            13,005      12,702       11,608
         Increase in deferred income taxes                                        12,711      17,320       18,880
         Changes in certain operating assets and liabilities:
            Increase in trade accounts receivable                                 (1,043)       (669)      (8,165)
            Increase in materials and supplies                                      (331)       (336)        (402)
            (Increase) decrease in prepaids and other                               (410)        559         (765)
            Increase (decrease) in accounts payable                                1,949      (4,562)      (6,709)
            Increase (decrease) in income taxes payable                              166      (3,335)       3,335
            (Decrease) increase in accrued interest                                 (348)      3,957        9,570
            Other, net                                                               756        (779)       1,798
                                                                                --------    --------    ---------
               Total adjustments                                                  26,455      24,857       29,150
                                                                                --------    --------    ---------
               Net cash provided by operating activities                          32,487      30,710       41,949
                                                                                --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment                                    (1,009)     (9,670)     (11,097)
                                                                                --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayments) borrowings of notes payable, net                                  (7,408)      9,489     (175,925)
   (Repayments) issuance of long-term debt                                        (5,957)     (9,612)     197,238
   Payment of dividends and return of capital                                    (16,012)    (23,004)     (24,572)
                                                                                --------    --------    ---------
               Net cash used in financing activities                             (29,377)    (23,127)      (3,259)
                                                                                --------    --------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2,101      (2,087)      27,593

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    26,679      28,766        1,173
                                                                                --------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $28,780     $26,679    $  28,766
                                                                                ========    ========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
      Interest                                                                   $27,358     $24,585   $    8,412
                                                                                ========    ========    =========
      Income tax benefits (Note 6)                                              $ (9,764)   $(10,229)   $ (13,005)
                                                                                ========    ========    =========




The accompanying notes are an integral part of these consolidated statements.

                      MOBILE ENERGY SERVICES HOLDINGS, INC.

                                 AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



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

      Concurrent with the Acquisition, Holdings entered into various long-term contracts with Scott Paper in its capacity as the owner of the Pulp Mill and the Tissue Mill and with S. D. Warren Company ("S. D. Warren"), a wholly owned subsidiary of Scott Paper, in its capacity as the owner of the Paper Mill (Note 3). Ownership of S. D. Warren was subsequently transferred to an entity unaffiliated with Scott Paper. During 1995, Scott Paper merged with Kimberly-Clark Tissue Company ("Kimberly-Clark Tissue"), a subsidiary of Kimberly-Clark Corporation. Pursuant to the contracts, the Energy Complex provides substantially all of the power, steam, and liquor processing services required by the Mills.

      Effective July 14, 1995, Holdings contributed all of its assets (other than an agreement for the provision of administrative and other services with Southern Company Services, Inc., a wholly owned subsidiary of Southern), liabilities, and operations (the "Transfer"), including the Energy Complex, to Mobile Energy Services Company, L.L.C. ("Mobile Energy") in the form of a tax-free exchange. The Transfer has been accounted for in a manner similar to a pooling of interests, and accordingly, the financial statements of Mobile Energy for prior periods include the accounts of Holdings prior to the Transfer. Of the equity interest in Mobile Energy, 99% was acquired by Holdings and 1% was acquired by Southern Energy Resources, Inc. ("SERI"), an indirect, wholly owned subsidiary of Southern and formerly known as Southern Electric International, Inc. and Southern Energy, Inc.

      Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      At December 31, 1997 and 1996, property, plant, and equipment consisted of the following (in thousands):

                                                   1997            1996


                Buildings                        $  18,591       $  18,591
                Machinery and equipment            358,641         356,397
                                                  --------        ---------
                                                  $377,232        $374,988
                                                  ========        ========

      Long-Lived Assets

      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996 without a material impact on the financial statements.

      Cash and Cash Equivalents

      Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value.

      Restricted Deposits

      Restricted deposits consist of amounts required by debt agreements (Note
      5) to be set aside for upcoming serial principal repayments.

      Fair Value of Financial Instruments

      The carrying values of financial assets and liabilities, as defined in Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," in the accompanying balance sheets approximate their fair values, except for the 8.665% and 6.95% bonds (Note 5), the fair values of which are based on quoted market prices, as follows (in millions):

                                                         Carrying       Fair
                                                       -------------  ---------
                                                          Amount        Value


                8.665% first mortgage bonds                 $221          $275
                6.95% industrial revenue bonds                77            95


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

      Cluster and Combustion Rule

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

      Mobile Energy is subject to dynamic federal, state, and local environmental laws and regulations. For example, the Environmental Protection Agency ("EPA") has issued (1) certain standards for the control of wastewater pollutants facilities and (2) a national emission standard for hazardous air pollutants from facilities which would include the Mills (the "Cluster Rule"). The Cluster Rule (which principally applies to the Mills) will require significant modifications to the Mills. The EPA has also proposed regulations applicable to combustion sources at pulp and paper facilities. These regulations, collectively referred to as the "Combustion Rule," will likely consist of effluent guidelines and hazardous air pollutant emission standards.

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

      Because the final Cluster Rule and the proposed Combustion Rule were not released until November 1997, Mobile Energy is unable to reasonably estimate the potential costs, if any, that may result from compliance with these additional programs.

      Lease Commitments

      In connection with the Acquisition, Mobile Energy entered into noncancelable land leases (the "Leases") with Kimberly-Clark Tissue. Rent expense under the Leases approximates $1 per year from 1995 through 2019. Also contained in the Leases is a right to purchase the land from Kimberly-Clark Tissue at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Kimberly-Clark Tissue superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value. Accordingly, Mobile Energy's repurchase option is not reasonably ensured and therefore is not considered a bargain purchase option under SFAS No. 13, "Accounting for Leases."

  4.  RELATED-PARTY TRANSACTIONS

      Under the terms of an agreement between SERI and Mobile Energy, SERI provides all operations and maintenance services for the Energy Complex. Such services are billed to Mobile Energy at SERI's direct cost plus an overhead cost allocation and totaled approximately $26,152,000 and $24,505,000 for the years ended December 31, 1997 and 1996, 951591475respectively.

  5.  LONG-TERM DEBT

      Details of long-term debt at December 31, 1997 and 1996 are as follows (in thousands):


                                                                       1997          1996


  8.665% first mortgage bonds, due serially on a semiannual basis through 2017; secured by the Energy Complex, net of unamortized discount of $20.755 million and $22.012 million at December 31,
  1997 and 1996,
  respectively                                                       $221,210      $227,303

  Obligations incurred in connection with the sale by public authorities of tax-exempt industrial revenue bonds (Series
  1995), 6.95%, due serially on an annual basis beginning January
  1, 2017 and ending January 1, 2020; secured by the Energy
  Complex, net of unamortized discount of $8.356 million and
  $8.492 million at December 31, 1997 and 1996, respectively
                                                                     $ 76,644      $ 76,508

  Less current portion                                                  7,885         7,350
                                                                     --------      --------
  Long-term debt                                                     $289,969      $296,461
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

      On August 24, 1995, Mobile Energy entered into a revolving credit agreement expiring December 31, 2001 with Banque Paribas which allows Mobile Energy to draw up to $15,000,000 at an interest rate of LIBOR plus 1% ($606,897 at 7.0%, $2,005,677 at 7.0%, $1,821,029 at 7.0%, $3,810,031
      at 7.0%, and $6,000,000 at 7.0% on December 31, 1997). Mobile Energy is required to have no borrowings for a period of five consecutive business days during each year; therefore, the borrowings under this agreement are classified as current in the accompanying balance sheets.

      In addition, Southern entered into a separate working capital facility aggregating to $16,908,000 with Banque Paribas expiring December 31, 2001 at an interest rate of LIBOR plus .35%, under which Mobile Energy may draw funds but for which it has no liability to Banque Paribas. There were borrowings which totaled $1,912,132 at 6.1625% as of December 31, 1997. Commitment fees ranging from .1% to .375% per annum were charged to Mobile Energy based on the unused portion of these agreements.

      At December 31, 1997, the annual scheduled maturities of long-term debt during the next five years are as follows (in thousands):

                                  1998                $7,885
                                  1999                 8,340
                                  2000                 8,840
                                  2001                 9,335
                                  2002                 9,695


  6.  INCOME TAXES

      Details of the income tax provision for the years ended December 31, 1997 and 1996 are set forth below (in thousands):

                                                        1997          1996


            Current benefit:
               Federal                               $(8,900)     $(14,093)

            Deferred provision (benefit):
               Federal                                12,209        17,453
               State                                     502          (133)

                                                      12,711        17,320

                     Total income tax provision     $  3,811     $   3,227


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

      The tax effects of temporary differences between the amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities (all of which are noncurrent), are as follows (in thousands):



                                                         1997                          1996
                                               Deferred        Deferred       Deferred       Deferred
                                                  Tax             Tax            Tax            Tax
                                              Liabilities        Assets       Liabilities    Assets
                                              -----------      --------       ----------     -------




       Accelerated depreciation                  $52,125         $   0          $39,210        $   0
       Other                                           0           737                0          563
                                                 -------          ----          -------         ----

                  Total                          $52,125          $737          $39,210         $563
                                                 =======          ====          =======         ====

      Holdings and the other corporate subsidiaries of Southern file a consolidated federal tax return. Under a joint consolidated income tax agreement, each company's current and deferred income taxes due are computed on a stand-alone basis. Payments are made between the subsidiaries of Southern when tax benefits generated by one subsidiary are utilized by another subsidiary. Under this agreement, Holdings received tax refunds of approximately $9,764,000 and $10,229,000 during the years ended December 31, 1997 and 1996, respectively.


  7.  SIGNIFICANT CUSTOMERS, SUPPLIERS, AND CONCENTRATION OF CREDIT RISK

      Mobile Energy derived approximately 74% and 75% of its revenues during the years ended December 31, 1997 and 1996, respectively, from Kimberly-Clark Tissue. The remainder of Mobile Energy's revenues were derived from S. D. Warren. Receivables outstanding from sales to Kimberly-Clark Tissue and S.
      D. Warren were approximately $11.5 million and $4.0 million, respectively, at December 31, 1997 and were approximately $10.7 million and $3.7 million, respectively, at December 31, 1996. In addition, as indicated in
      Note 1, the majority of the Energy Complex's fuel needs are met by the Mills. These concentrations expose Mobile Energy's operations to the risk of severe impact in the near term should any of the Mills cease operations (Note 3).

8.    SUBSEQUENT EVENTS (Unaudited)

      Substantially all of SERI's employees at the Energy Complex (Note 4) are subject to collective bargaining agreements. As of December 31, 1997, a number of employees had not completed renogotiations of their collective bargaining agreements which expired in 1997. However, in March of 1998, the agreements were renegotiated and extend to 2002.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Omitted pursuant to General Instruction I.

Item 11.  EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I.

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

     (b) Reports on Form 8-K:
         Neither of the registrants has filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

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

     Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     /s/Thomas G. Boren
     Thomas G. Boren
     President and Chief Executive Officer
     (Principal Executive Officer)

     /s/Raymond D. Hill
     Raymond D. Hill
     Vice President and Chief Financial Officer
     (Principal Financial Officer)

     /s/James A. Ward
     James A. Ward
     Vice President and Controller
     (Controller)

     Members:
     Mobile Energy Services Holdings, Inc.
     By: /s/S. Marce Fuller
     S. Marce Fuller
     President and Chief Executive Officer
     Southern Energy Resources, Inc.

     By  /s/Thomas G. Boren
     :   Thomas G. Boren
         President and Chief Executive Officer

         Date:    March 31, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

MOBILE ENERGY SERVICES HOLDINGS, INC.

         /s/ S. Marce Fuller
     By:  S. Marce Fuller, President and
          Chief Executive Officer

     Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     /s/S. Marce Fuller
     S. Marce Fuller
     President and Chief Executive Officer and Director
     (Principal Executive Officer)


     /s/James A. Ward
     James A. Ward
     Vice President and Controller and Director
     (Controller and Principal Financial Officer)

     Directors:

     /s/K. E. Adams
     K.E.  Adams

     /s/T. G. Boren
     T.G. Boren

     /s/ A. W. Harrelson
     A.W. Harrelson


     Date: March 31, 1998

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

          3.2 -- Operating Agreement of Mobile Energy. (Designated in Registration No. 33-92776 as Exhibit 3.2.)

          3.3 -- Amended and Restated Articles of Incorporation of Holdings. (Designated in Registration No. 33-92776 as Exhibit 3.3.1)

          3.4 -- By-Laws of Holdings. (Designated in Registration No. 33-92776 as Exhibit 3.4.)

(4)  Instruments Describing Rights of Security Holders, Including Indentures

          4.1 -- Trust Indenture dated as of August 1, 1995 among First Union National Bank of Georgia, Mobile Energy and Holdings.
                 (Designated as Exhibit 4.1 to the registrant's  Form 10-K for the fiscal year ended December 31,1995 (the "1995 Form
                  10-K")).

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

          10.3 -- Tissue Mill Energy Services Agreement dated as of December 12, 1994 and first amendment thereto, Scott Paper and Mobile Energy (as assignee f Holdings). (Designated in Registration No. 33-92776 as Exhibit 10.5 and 10.6.)

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

       10.8 -- Lease Agreement dated as of December 12, 1994 and first amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.12 and 10.13.)

       10.9 -- Supplementary Lease Agreement dated as of December 12, 1994 and first amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibit 10.14 and 10.15)

       10.10-- Second Amendment to Supplementary Lease Agreement dated as of
               August 1, 1995 between Scott Paper and Mobile Energy.(Designated as Exhibit 10.10 to the 1995 Form 10-K).

      10.11-- Third Amendment to Supplementary Lease Agreement dated as of
               December 8, 1995 between Scott Paper and Mobile Energy. (Designated as Exhibit 10.11 to the 1995 Form 10-K).

      10.12-- Easement Deeds dated as of December  12, 1994  between  Scott
              Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.16 and 10.18.)

     10.13--  Easement Deeds dated as of December 12, 1994  between  Mobile
               Energy (as assignee of Holdings) and Scott Paper. (Designated in Registration No. 33-92776 as Exhibits 10.17 and 10.19.)

     10.14-- Easement  Deed dated as of December  12, 1994  between  Mobile
             Energy (as assignee of Holdings) and S.D. Warren . (Designated in Registration No. 33-92776 as Exhibit 10.20.)

     10.15-- Easement Deed dated as of December 12, 1994 between S.D. Warren and
          Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibit 10.21.)

     10.16-- Easement Deed dated as of December 8, 1995 between Scott Paper and
          Mobile Energy. (Designated as Exhibit 10.16 to the 1995 Form 10-K).

     10.17-- Employee Transition Agreement dated as of December 12, 1994 and first amendment thereto, among Scott Paper, Mobile Energy (as assignee of Holdings) and SEI. (Designated in Registration No. 33-92776 as Exhibits 10.22 and 10.22.1.)

     10.18--  Water Procurement  and  Effluent  Service  Agreement  dated as of
          December 12, 1994 and first amendment thereto, among Scott Paper, S.D. Warren and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.23 and 10.24.)

     10.19-- Boiler Ash Disposal Agreement dated as of December 12, 1994 and first amendment thereto between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.25 and 10.26.)

     10.20-- Paper Mill Environmental  Indemnity  Agreement dated as of December
          12, 1994 and first amendment thereto, between S.D. Warren and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.27 and 10.28.)

     10.21-- Pulp Mill Environmental  Indemnity  Agreement dated as of December
          12, 1994 and first amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.29 and 10.30.)

     10.22-- Tissue Mill Environmental Indemnity Agreement dated as of December
          12, 1994 and first amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.31 and 10.32.)

     10.23-- Scott  Environmental Indemnity  Agreement dated as of December 12,
          1994 and first amendment thereto, between Scott Paper and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibits 10.33 and 10.34.)

     10.24-- Facility Operations and Maintenance Agreement dated as of December
          12, 1994 between SEI and Mobile Energy (as assignee of Holdings). (Designated in Registration No. 33-92776 as Exhibit 10.35.)

     10.25-- Independent Engineer Agreement between Stone & Webster and Mobile
          Energy. (Designated in Registration No. 33-92776 as Exhibit 10.38.)

     10.26-- 1984 Tax-Exempt  Lease  and  Agreement  and  amendments  thereto.
          (Designated in Registration No. 33-92776 as Exhibit 10.39.)

     10.27--  1984  Tax-Exempt Lease Assignment and  Assumption   Agreement.
          (Designated in Registration No. 33-92776 as Exhibit 10.40.)

     10.28--  1973  Installment   Sale   Agreement  and   amendments   thereto.
          (Designated in Registration No. 33-92776 as Exhibit 10.41.)

     10.29-- 1973  Tax-Exempt  Lease and  Assignment  Agreement.  (Designated in
          Registration No. 33-92776 as Exhibit 10.42.)

     10.30--  1984-1985  Taxable  Sublease  Agreement  and  amendments  thereto.
          (Designated in Registration No. 33-92776 as Exhibit 10.43.)

     10.31-- 1984-1985 Taxable Sublease and Assignment Agreement. (Designated in Registration No. 33-92776 as Exhibit 10.44.)

     10.32--  1976   Installment   Sale   Agreement  and   amendments   thereto.
          (Designated in Registration No. 33-92776 as Exhibit 10.45.)

     10.33-- 1976  Tax-Exempt  Lease and  Assignment  Agreement.  (Designated in
          Registration No. 33-92776 as Exhibit 10.46.)

     10.34--  1994  Recovery  Boiler  Bonds  Lease  Agreement.   (Designated  in
          Registration No. 33-92776 as Exhibit 10.47.)

     10.35--  1994  Recovery  Boiler  Bonds  Lease   Assignment  and  Assumption
          Agreement. (Designated in Registration No. 33-92776 as Exhibit 10.48.)

     10.36-- Estoppel  and  Nondisturbance  Agreement,  dated as of December 12,
          1994, delivered by Three Rivers Timber Company. (Designated in Registration No. 33-92776 as Exhibit 10.49.)

     10.37-- Omnibus  Deed,  Bill of Sale,  General  Assignment and  onveyance
          Agreement   between   Holdings  and  Mobile  Energy. (Designated  in
          Registration No. 33-92776 as Exhibit 10.50.)

     10.38--   Recognition,   Cooperation   and  Consent   Agreement among  The
          Industrial Development Board of the City of Mobile, Alabama, Mobile Energy, Bankers Trust (Delaware), AmSouth Bank of Alabama and Three Rivers Timber Company. (Designated in Registration No. 33-92776 as
          Exhibit 10.51.)

     10.39--  Recognition,  Cooperation  Consent Agreement among The Industrial
          Development Board of the City of Mobile, Alabama, Mobile Energy, Bankers Trust (Delaware) and First Union National Bank of Georgia. (Designated in Registration No. 33-92776 as Exhibit 10.52.)

     10.40-- Mill  Owner  Maintenance  Reserve  Account Agreement among  Scott
          Paper, S.D. Warren , Southern and Mobile Energy. (Designated in Registration No. 33-92776 as Exhibit 10.53.)

     10.41-- SCS  Agreement  dated as of July 14,  1995  between SCS and Mobile
          Energy. (Designated in Registration No. 33-92776 as Exhibit 10.54.)

     10.42--  Consent  and  Agreement  dated as of August 1,  1995  among  Scott
          Paper, Mobile Energy and Bankers Trust (Delaware) (re: the Amended and Restated Master Operating Agreement dated as of July 13, 1995 and certain other agreements). (Designated as Exhibit 10.42 to the 1995 Form 10-K).

     10.43--  Consent  and  Agreement  dated as of August 1,  1995  among  Scott
          Paper, Mobile Energy and Bankers Trust (Delaware) (re: the Asset Purchase Agreement dated as of December 12, 1994 and certain other agreements). (Designated as Exhibit 10.43 to the 1995 Form 10-K).

     10.44--  Consent  and  Agreement  dated as of  August 1,  1995  among  S.D.
          Warren,  Mobile Energy and Bankers Trust  (Delaware).  (Designated  as
          Exhibit 10.44 to the 1995 Form 10-K).

     10.45--  Consent  and  Agreement  dated as of August 1, 1995 among the Pulp
          Mill Owner, Mobile Energy and Bankers Trust (Delaware). (Designated as
          Exhibit 10.45 to the 1995 Form 10-K).

     10.46-- Consent and  Agreement  dated as of August 1, 1995 among the Tissue
          Mill Owner, Mobile Energy and Bankers Trust (Delaware). (Designated as
          Exhibit 10.46 to the 1995 Form 10-K).

     10.47-- Consent and Agreement  dated as of August 1, 1995 among E.J. Hodder
          & Associates, Inc., Mobile Energy and Bankers Trust (Delaware). (Designated as Exhibit 10.47 to the 1995 Form 10-K).

     10.48-- Consent  and  Agreement  dated as of August 1, 1995 among Ahlstrom
          Recovery,   Inc.,   Mobile  Energy  and  Bankers   Trust  (Delaware).
          (Designated as Exhibit 10.48 to the 1995 Form 10-K).

     10.49-- Consent  to  Assignment  dated as of August 1, 1995 among Southern
          Energy,  Mobile Energy and Bankers Trust  (Delaware).  (Designated  as
          Exhibit 10.49 to the 1995 Form 10-K).

     10.50-- Consent  to  Assignment  dated as of August 1, 1995 among  Southern
          Company Services, Inc., Mobile Energy and Bankers Trust (Delaware). (Designated as Exhibit 10.50 to the 1995 Form 10-K).

     10.51--  Estoppel,  Consent and  Recognition  Agreement  among Scott Paper,
          Mobile Energy and Bankers Trust (Delaware) (re: Lease Agreement dated as of December 12, 1994). (Designated as Exhibit 10.51 to the 1995 Form 10-K).

     10.52-- Estoppel,  Consent and  Recognition  Agreement,  among Scott Paper,
          Mobile Energy and Bankers Trust (Delaware) (re: Supplementary Lease Agreement dated as of December 12, 1994). (Designated as Exhibit 10.52 to the 1995 Form 10-K).

     10.53--  Underwriting  Agreement dated as of August 15, 1995 between Mobile
          Energy and Goldman, Sachs & Co., Bear, Stearns & Co., Inc. and Lehman Brothers Inc. (Designated as Exhibit 10.53 to the 1995 Form 10-K).


 .

(27)  Financial Data Schedules

*        27.       --    Financial Data Schedules.