Form 10-Q
period 1998-06-30
MOBILE ENERGY SERVICES CO LLC; MOBILE ENERGY SERVICES HOLDINGS INC
filed 1998-08-14
CIK 948362, 945979

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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

                                              Description of                  Shares Outstanding
Registrant                                    Common Stock                    at  July 31, 1998
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





                                                 Table of Contents

                                                                                        PAGE
PART I

Selected Definitions                                                                       4

Cautionary Statement Regarding Forward-Looking Information                                 9

Item 1.       Financial Statements                                                        10

Mobile Energy Services Company, L.L.C.
              Management's Opinion as to Fair Statement of Results                        10
              Condensed Statements of Income                                              11
              Condensed Statements of Cash Flows                                          12
Condensed Balance Sheets                                                                  13

Mobile Energy Services Holdings, Inc.
              Management's Opinion as to Fair Statement of Results                        14
              Condensed Consolidated Statements of Income                                 15
              Condensed Consolidated Statements of Cash Flows                             16
              Condensed Consolidated Balance Sheets                                       17

Notes to the Condensed Financial Statements                                               18

Item 2.       Combined Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                         21

PART II

Item 5.       Other Information                                                           27

Item 6.       Exhibits and Reports on Form 8-K                                            27

Signatures                                                                                28


                              SELECTED DEFINITIONS

              When used in this report, the following terms will have the meanings indicated.

                  "Air Compressors" means the air compressors and related facilities that service the compressed air needs of the Mills and the Energy Complex that are owned by Kimberly-Clark Tissue and located on the property leased by Kimberly-Clark Tissue to Mobile Energy.

                  "Alabama Power" means Alabama Power Company.

                  "Alabama PSC" means the Alabama Public Service Commission.

                  "Cluster Rule" means a regulation adopted by the Environmental Protection Agency ("EPA") in 1997 that includes (1) certain effluent limitation guidelines and standards for the control of waste water pollutants and (2) national emission standards for hazardous air pollutants emitted from mills that chemically pulp wood fiber using kraft, sulfite, soda, or semi-chemical methods.

                  "Combustion Rule" means the regulation that the EPA has indicated it expects to propose applicable to the pulp and paper industry facilities, consisting of effluent guidelines and hazardous air pollutant emission standards for combustion sources.

                  "Common Services Agreement" means the Common Services Agreement dated December 12, 1994 among Mobile Energy, Kimberly-Clark Tissue, the Paper Mill Owner, the Tissue Mill Owner and the Pulp Mill Owner, including any amendments thereto.

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

                  "First Mortgage Bonds" means $255,210,000 original principal amount of 8.665% First Mortgage Bonds due 2017 issued by Mobile Energy and unconditionally guaranteed by Holdings.

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

                  "Master Operating Agreement" means the amended and restated Master Operating Agreement (including any amendments thereto or restatements thereof) dated as of July 13, 1995 among Mobile Energy, Kimberly-Clark Tissue, the Tissue Mill Owner, the Pulp Mill Owner, and the Paper Mill Owner.

                  "Mill" means either of the Pulp Mill, the Paper Mill or the Tissue Mill.

                  "Mill Closure" means a Mill Owner makes a public announcement that it will close its Mill for a period of at least one year or that it will reduce production of pulp, tissue or paper (as applicable) at its Mill

(permanently or for a period of at least two years) to less than 10% of such Mill's 1994 production levels, or there occurs a two-year period during which production at such Mill is less than 10% of 1994 production levels (for any reason other than a force majeure event).

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

                  "1994 Bonds" means $117,000,000 original principal amount of Industrial Development Revenue Bonds 1994 Series A due December 1, 2014 issued by the IDB and Scott.

                  "Operations and Maintenance Costs" means all costs and expenses of operating and maintaining the Energy Complex and, when Mobile Energy is exercising the Mobile Energy Step-In Rights, the Pulp Mill Step-In Equipment, including and together with, without limitation, Maintenance Expenditures and any costs and expenses specified in clauses (i) through (xvi) of the definition of Maintenance Expenditures (other than rent payments under the lease agreement between the IDB and Mobile Energy that secures the Tax-Exempt Bonds and payments of principal, premium and interest on the 1994 Bonds).

                  "Paper Mill Owner" means Warren Alabama acting in its capacity as the owner of the Paper Mill.

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

                  "Processing Services" means Power Processing Services, Steam Processing Services and Liquor Processing Services.

                  "Pulp Mill Owner" means Kimberly-Clark Tissue acting in its capacity as the owner of the Pulp Mill.

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

                  "Southern" means The Southern Company.

                  "Southern Energy" means Southern Energy Resources, Inc. (formerly known as Southern Energy, Inc. and Southern Electric International, Inc.)
                  "Step-In Rights" means Mill Owner Step-In Rights or Mobile Energy Step-In Rights, as the context may require.

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

                  "Tissue Mill Owner" means Kimberly-Clark Tissue acting in its capacity as the owner of the Tissue Mill.

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

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

     In addition to historical information, this quarterly report on Form 10Q includes forward-looking statements. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that any such indicated results will be realized. Factors which could cause the actual results in future periods to differ materially include, but are not limited to, those discussed or identified from time to time in Mobile Energy's or Holdings' filings with the SEC. Specifically, these factors include, but are not limited to, the following: the impact of the Cluster Rule and the Combustion Rule on the Mills and the Energy Complex; the ability of each Mill Owner to reduce its production at its Mill and to terminate its Energy Services Agreement upon the closure of its Mill, which could reduce materially the Demand Charges and Processing Charges received by Mobile Energy; the effect of the announced closure of the Pulp Mill and termination of the Pulp Mill ESA; the cyclical market fluctuations in the pulp, tissue and paper industry; the inability of Mobile Energy to change its Demand Charges or Processing Charges to the Mill Owners to reflect increased capital expenditures or operating expenses except under certain limited circumstances; the ability of the Mill Owners to sell and transfer their respective Mills which could result in the reduction of the credit quality or industry expertise of the Mill Owner; and changes in or the application of environmental and other laws and regulations to which Mobile Energy and Holdings are subject.

Item 1.  FINANCIAL STATEMENTS




                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of Mobile Energy included herein have been prepared by Mobile Energy without audit, pursuant to the rules and regulations of the SEC. In the opinion of Mobile Energy's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1997 and June 30, 1998. The presentation of the financial statements does not reflect any adjustments related to the events discussed in footnotes (A) and (B) to the financial statements. As discussed in footnotes (A) and (B), management is in the process of assessing the impact of such events and determining what, if any, result they will have on the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Mobile Energy believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Mobile Energy's Report on Form 10-K for the year ended December 31, 1997.


                               MOBILE ENERGY SERVICES COMPANY, L.L.C.
                          CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                  (Stated in Thousands of Dollars)


                                                           For the Three Months              For the Six Months
                                                              Ended June 30,                   Ended June 30,
                                                              --------------                   --------------
                                                            1998            1997             1998            1997
                                                            ----            ----             ----            ----
OPERATING REVENUES:
     Demand charges                                          $14,533        $14,396           $28,462        $28,482
     Processing charges                                        6,048          6,070            12,738         13,760
      Compressed air                                             180            180               420            360
     Ash hauling                                                 160            140               317            426
                                                             -------         ------           -------        -------
           Total operating revenues                           20,921         20,786            41,937         43,028
                                                             -------         ------           -------        -------

OPERATING EXPENSES:
     Operations and maintenance                                6,480          6,402            13,217         13,194
     Fuel                                                      1,651          1,613             3,446          4,536
     Depreciation and amortization                             3,256          3,271             6,510          6,512
                                                            --------         ------            ------        -------
                                                              11,387         11,286            23,173         24,242
                                                            --------         ------            ------        -------
           Total operating expenses

OPERATING INCOME                                               9,534          9,500            18,764         18,786
INTEREST EXPENSE                                              (7,157)        (7,361)          (14,416)       (14,774)
OTHER INCOME                                                     234            189               361            321
                                                             -------         ------            ------         ------
NET INCOME                                                    $2,611         $2,328            $4,709         $4,333
                                                             =======         ======            ======         ======


  The accompanying notes as they relate to Mobile Energy are an integral part of these condensed financial statements.




                                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (Stated in Thousands of Dollars)



                                                                        For the Six Months            For the Six Months
                                                                      Ended June 30, 1998           Ended June 30, 1997
                                                                      -------------------           -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                             $    4,709                     $   4,333
                                                                             ----------                     ---------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                          7,220                         7,203
           Change in operating assets and liabilities:
               Accounts receivable                                                6,664                           488
               Prepaid expenses and other current assets                             88                          (874)
               Accounts payable                                                  (4,989)                       (3,687)
               Accrued interest and other current liabilities                    (2,943)                         (347)
                                                                             ----------                     ----------
                    Total adjustments                                             6,040                         2,783
                                                                             ----------                     ---------
                    Net cash provided by operating activities                    10,749                         7,116
                                                                             ----------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                                   (731)                         (669)
                                                                             -----------                     ---------
               Net cash used in investing activities                               (731)                         (669)
                                                                             ----------                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of notes payable, net                              (6,372)                      (14,252)
      Equity contributions                                                            0                         7,071
      Repayment of long-term debt                                                (3,835)                       (3,515)
      Payment of member distributions                                           (12,642)                      (12,782)
                                                                             ----------                     ---------
               Net cash used in financing activities                            (22,849)                      (23,478)
                                                                             ----------                     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (12,831)                      (17,031)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                                  23,131                        19,896
                                                                             ----------                     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   10,300                     $   2,865
                                                                             ==========                     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                           $   13,437                     $  13,755
                                                                             ==========                     =========


  The accompanying notes as they relate to Mobile Energy are an integral part of these condensed financial statements.



                                        MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                             ASSETS

                                                                    At June 30, 1998                 At December 31,
                                                                       (Unaudited)                         1997
                                                                   -----------------                 ---------------

CURRENT ASSETS
   Cash and cash equivalents                                             $ 10,300                       $ 23,131
   Restricted deposits                                                     17,321                         17,335
   Trade accounts receivable                                                8,847                         15,510
   Materials and supplies                                                   3,250                          3,185
   Prepaid expenses and other                                                 501                            982
                                                                         --------                       --------
         Total current assets                                              40,219                         60,143
                                                                         --------                       --------

PROPERTY, PLANT AND EQUIPMENT                                             378,649                        377,232
   Less accumulated depreciation                                          (42,347)                       (35,091)
   Construction work in process                                             3,109                          1,676
                                                                         --------                      ---------
         Property, plant and equipment, net                               339,411                        343,817
                                                                         --------                      ---------

DEFERRED LOAN COST
   Net of accumulated amortization of $1,993 and $1,652 at
         June 30, 1998 and December 31, 1997, respectively                 13,162                         13,504
                                                                         --------                       --------

         Total assets                                                    $392,792                       $417,464
                                                                         ========                       ========

                         LIABILITIES AND MEMBERS' EQUITY

                                                                     At June 30, 1998              At December 31,
                                                                         (Unaudited)                    1997
                                                                     ----------------              ---------------
CURRENT LIABILITIES
   Trade accounts payable                                                $  1,580                      $   1,898
   Account payable - associated company                                       508                          5,180
   Distribution payable                                                         0                         12,642
   Note payable                                                             9,784                         16,156
   Current portion - long-term debt                                         8,100                          7,885
   Accrued interest                                                        13,305                         13,503
   Other                                                                    1,155                          3,210
                                                                         --------                       --------
         Total current liabilities                                         34,432                         60,474
                                                                         --------                       --------

LONG-TERM DEBT                                                            286,630                        289,969
COMMITMENTS AND CONTINGENCIES (NOTES A and B)
MEMBERS' EQUITY                                                            71,730                         67,021
                                                                         --------                       --------

         Total liabilities and members' equity                           $392,792                       $417,464
                                                                         ========                       ========

  The accompanying notes as they relate to Mobile Energy are an integral part of these condensed financial statements.

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed consolidated financial statements of Holdings included herein have been prepared by Holdings without audit, pursuant to the rules and regulations of the SEC. In the opinion of Holdings' management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1997 and June 30, 1998. The presentation of the financial statements does not reflect any adjustments related to the events discussed in footnotes (A) and
(B) to the financial statements. As discussed in footnotes (A) and (B), management is in the process of assessing the impact of such events and determining what, if any, result they will have on the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Holdings believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings Report on Form 10-K for the year ended December 31, 1997.





                                  MOBILE ENERGY SERVICES HOLDINGS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                        (Stated in Thousands of Dollars)


                                                     For the Three Months                For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                        ---------------                   --------------
                                                     1998             1997             1998              1997
                                                     ----             ----             ----              ----
OPERATING REVENUES:
       Demand charges                                   $14,533          $14,396         $28,462            $28,482
       Processing charges                                 6,048            6,070          12,738             13,760
       Compressed air                                       180              180             420                360
       Ash hauling                                          160              140             317                426
                                                        -------          -------         -------            -------
               Total operating revenues                  20,921           20,786          41,937             43,028
                                                        -------          -------         -------            -------

OPERATING EXPENSES:
       Operations and maintenance                         6,480            6,402          13,217             13,194
       Fuel                                               1,651            1,613           3,446              4,536
       Depreciation and amortization                      3,256            3,271           6,510              6,512
                                                        -------          -------         -------            -------
               Total operating expenses                  11,387           11,286          23,173             24,242
                                                        -------          -------         -------            -------

OPERATING INCOME                                          9,534            9,500          18,764             18,786
INTEREST EXPENSE                                         (7,157)          (7,361)        (14,416)           (14,774)
OTHER INCOME                                                255              224             404                341
MINORITY INTEREST                                           (26)             (23)            (47)               (43)
                                                        -------          -------         -------            -------
INCOME BEFORE TAXES                                       2,606            2,340           4,705              4,310
PROVISION FOR INCOME TAXES                                1,005              895           1,800              1,649
                                                        -------          -------         -------            -------
NET INCOME                                              $ 1,601          $ 1,445         $ 2,905            $ 2,661
                                                        =======          =======         =======            =======


   The accompanying notes as they relate to Holdings are an integral part of these condensed consolidated financial statements.




                               MOBILE ENERGY SERVICES HOLDINGS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (Stated in Thousands of Dollars)

                                                                    For the Six Months             For the Six Months
                                                                    Ended June 30, 1998            Ended June 30, 1997
                                                                  ---------------------          ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                             $    2,905                     $   2,661
                                                                             ----------                     ---------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                          7,220                         7,203
           Increase in deferred income taxes                                      4,433                         6,334
           Changes in operating assets and liabilities:
               Accounts receivable                                                6,653                           488
               Prepaid expenses and other current assets                              6                        (1,943)
               Accounts payable                                                    (669)                          607
               Accrued interest and other current liabilities                      (635)                          604
                                                                             ----------                     ---------
                    Total adjustments                                            17,008                        13,293
                                                                             ----------                     ---------
                    Net cash provided by operating activities                    19,913                        15,954
                                                                             ----------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                                 (2,850)                         (669)
                                                                             -----------                    ----------
               Net cash used in investing activities                             (2,850)                         (669)
                                                                             -----------                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of notes payable, net                              (6,372)                      (14,971)
      Repayment of long-term debt                                                (3,835)                       (3,515)
      Payment of dividends & return of capital                                  (22,518)                      (16,012)
                                                                             ----------                     ---------
               Net cash used in financing activities                            (32,725)                      (34,498)
                                                                             ----------                     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (15,662)                      (19,213)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                                  28,780                        26,679
                                                                             ----------                     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   13,118                        $7,466
                                                                             ==========                     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                           $   13,437                   $    13,755
                                                                             ==========                   ===========

      Cash received during period for:
               Cash received from income tax refunds                         $    2,695                   $     4,353
                                                                             ==========                   ===========


   The accompanying notes as they relate to Holdings are an integral part of these condensed consolidated financial statements.


                             MOBILE ENERGY SERVICES HOLDINGS, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Stated in Thousands of Dollars)

                                     ASSETS
                                                                    At June 30, 1998               At December 31,
                                                                        (Unaudited)                     1997
                                                                    ----------------               ---------------
CURRENT ASSETS
    Cash and cash equivalents                                             $ 13,118                    $ 28,780
    Restricted deposits                                                     17,322                      17,335
    Trade accounts receivable                                                8,857                      15,510
    Materials and supplies                                                   3,250                       3,185
    Prepaid expenses and other                                               1,084                       1,483
                                                                          --------                    --------
       Total current assets                                                 43,631                      66,293
                                                                          --------                    --------

PROPERTY, PLANT AND EQUIPMENT                                              378,649                     377,232
    Less accumulated depreciation                                          (42,347)                    (35,091)
    Construction work in process                                             3,109                       1,676
                                                                          --------                    --------
       Property, plant and equipment, net                                  339,411                     343,817
                                                                          --------                    --------

DEFERRED LOAN COST
    Net of accumulated amortization of $1, 310 and $968 at
       June 30, 1998 and December 31, 1997, respectively                    13,162                      13,504
                                                                          --------                    --------

       Total assets                                                       $396,204                    $423,614
                                                                          ========                    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                     At June 30, 1998              At December 31,
                                                                        (Unaudited)                     1997
                                                                     ----------------              --------------
CURRENT LIABILITIES
    Trade accounts payable                                                $  1,580                    $  1,898
    Account payable - associated company                                     1,009                       1,360
    Dividends payable                                                            0                      22,518
    Note payable                                                             9,784                      16,156
    Current portion - long-term debt                                         8,100                       7,885
    Income taxes payable                                                         0                         166
    Accrued interest                                                        13,305                      13,498
    Other                                                                    1,465                       3,218
                                                                          --------                    --------
       Total current liabilities                                            35,243                      66,699
                                                                          --------                    --------
DEFERRED INCOME TAXES                                                       55,821                      51,388
                                                                          --------                    --------
LONG-TERM DEBT                                                             286,630                     289,969
                                                                          --------                    --------
MINORITY INTEREST                                                              717                         670
                                                                          --------                    --------
COMMITMENTS AND CONTINGENCIES (NOTES A and B)
STOCKHOLDER'S EQUITY
    Common stock, $1 par value; 1,000 shares
       authorized and outstanding                                                1                           1
    Paid-in capital                                                         14,887                      14,120
    Retained earnings                                                        2,905                         767
                                                                          --------                    --------
       Total stockholder's equity                                           17,793                      14,888
                                                                          --------                    --------
       Total liabilities and stockholder's equity                         $396,204                    $423,614
                                                                          ========                    ========

   The accompanying notes as they relate to Holdings are an integral part of these condensed consolidated financial statements.

                     Mobile Energy Services Company, L.L.C.
                      Mobile Energy Services Holdings, Inc.




                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                       FOR
                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


           Registrant                          Applicable Notes

           MOBILE ENERGY                       A, B, C

           HOLDINGS                            A, B, C

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
                      MOBILE ENERGY SERVICES HOLDINGS, INC.


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A)        Combustion Rule and Cluster Rule

     Mobile Energy is subject to dynamic federal, state and local environmental laws and regulations. For example, the Environmental Protection Agency ("EPA") has adopted (1) certain effluent limitation guidelines and standards for the control of waste water pollutants and (2) a national emission standard for hazardous air pollutants from mills that chemically pulp wood fiber using kraft, sulfite, soda, or semi-chemical methods (the "Cluster Rule"). The Cluster Rule (which principally applies to the Mills) will require significant modifications to the Mills. The EPA has also indicated it expects to propose regulations applicable to combustion sources at pulp and paper facilities. These regulations, collectively referred to as the "Combustion Rule," will likely consist of effluent guidelines and hazardous air pollutant emission standards.

     Accordingly, the Cluster Rule could have a materially adverse impact on the economic status of the Mills and the amount of processing services they require, and the Combustion Rule could have a materially adverse impact on Mobile Energy directly, by requiring Mobile Energy to modify its equipment or operations in order to comply with the Combustion Rule's provisions. Under the Master Operating Agreement, Mobile Energy generally is permitted to charge the Mills the reasonable cost of capital expenditures and Operations and Maintenance Costs incurred by Mobile Energy as a result of the Cluster Rule or the Combustion Rule. Nevertheless, there can be no assurance that a Mill Owner would not abandon its Mill rather than incur the costs imposed by the Cluster Rule (or any other environmental or non-environmental law or regulation) or would have the ability to comply with its obligations under the Master Operating Agreement associated with the Combustion Rule. (See footnote (B) Announced Closure of the Pulp Mill). Either such result could have a materially adverse impact on Mobile Energy's financial condition and results of operations. Because of the uncertainty that exists as a result of the events discussed in footnote (B), Mobile Energy is unable to reasonably estimate the potential costs, if any, that may result from compliance with these additional programs.

(B)   Announced Closure of the Pulp Mill

     Mobile Energy is contractually obligated under three energy service agreements (the "Agreements") to provide Power Processing Services and Steam Processing Services to a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill"), and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills") and Liquor Processing Services to the Pulp Mill for a period of 25 years beginning December 16, 1994. Under the terms of the Agreements, the Mill Owners are obligated to pay monthly fixed demand charges for dedicated capacity of the Energy Complex and also variable charges for actual amounts purchased. Mobile Energy received notice on May 5, 1998 from the Pulp Mill Owner of its intention to close the Pulp Mill, for which Mobile Energy provides electricity, steam and liquor processing services pursuant to a Pulp Mill Energy Services Agreement between Mobile Energy and the Pulp Mill Owner (the "Pulp Mill ESA"). In connection with such mill closure, the Pulp Mill Owner also notified Mobile Energy on May 5, 1998 of its intention to terminate the Pulp Mill ESA and certain of its obligations under the Master Operating Agreement effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. Mobile Energy currently provides energy and steam to its customers under three energy services agreements, including the Pulp Mill ESA, an energy service agreement with Kimberly-Clark Tissue acting in its capacity as the owner of the Tissue Mill and an energy service agreement with Warren Alabama as owner of the Paper Mill. The Pulp Mill ESA provided approximately 50% of Mobile Energy's operating revenues for the quarter ended June 30, 1998 and approximately 50% of Mobile Energy's operating revenues for the six months ended June 30, 1998. Additionally, approximately 85% of the fuel requirements of the Energy Complex are satisfied with by-products generated by the operations of the Pulp Mill or provided by the Pulp Mill. Mobile Energy is evaluating the announced closure of the Pulp Mill and the termination of the Pulp Mill ESA to determine its options and the potential impact on its business. In the event that a sufficient alternative revenue source is not obtained, the reduction in the Demand Charges and Processing Charges received by Mobile Energy due to the termination of the Pulp Mill ESA will have a material adverse effect on Mobile Energy's revenues, and thereafter Mobile Energy will not have sufficient cash flows to pay principal and interest on its senior debt, including, as of June 30, 1998, its $238 million principal amount of outstanding First Mortgage Bonds and its obligations under certain leases which fund payments under the $85 million principal amount of outstanding Tax-Exempt Bonds. Termination of the Pulp Mill ESA will also constitute an event of default under the Indenture and the Tax-Exempt Indenture unless, within 180 days after such termination, the Pulp Mill ESA is reinstated on identical terms pursuant to the provisions of the Master Operating Agreement or Mobile Energy has entered into an alternative agreement which satisfies the requirements of the Indenture and the Tax Exempt Indenture as to the nature of the alternative agreement and the projected debt service coverage ratios. There can be no assurance that any alternative that may be available to Mobile Energy will permit it to pay debt service on its senior debt, including the First Mortgage Bonds and its obligations under certain leases which fund payments under the Tax Exempt Bonds.

(C)   Other Accounting Matters

     Certain prior period amounts have been reclassified to conform with current period presentation.

     In connection with the acquisition of the Energy Complex, Mobile Energy entered into non-cancelable land leases (the "Leases") with Kimberly-Clark Tissue. Rent expense under the Leases approximates $1 per year from 1995 through 2019. Also contained in the Leases is a right to purchase the land from Kimberly-Clark Tissue at the end of the lease term for $10. However, retention of the property is not under the control of Mobile Energy due to Kimberly-Clark Tissue's superseding option to repurchase the Energy Complex from Mobile Energy at the end of the lease term at fair market value. Accordingly, Mobile Energy's repurchase option is not reasonably assured and therefore is not considered a bargain purchase option under SFAS No. 13, "Accounting for Leases."

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. On January 1, 1998, Mobile Energy adopted this standard which requires the display of comprehensive income and its components in the financial statements. In Mobile Energy's case, comprehensive income was not materially different than net income.

Item 2. COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     The Mobile Facility is a physically integrated complex that produces tissue and paper products from timber that is processed into bleached and unbleached pulp. The Mobile Facility is comprised of the Energy Complex, a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill") and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills"). The Pulp, Paper and Tissue Mills currently obtain all of their aggregate steam processing needs and 98 percent of their aggregate power processing needs from the Energy Complex. In addition, the Energy Complex processes weak black liquor delivered by the Pulp Mill Owner into green liquor (this process, the "Liquor Processing Services"), a necessary component of the pulp making process. The conversion of weak black liquor into green liquor involves a combustion process which provides heat that is further used to generate steam (the "Steam Processing Services") and electricity (the "Power Processing Services"). Mobile Energy's revenues are comprised almost entirely of Demand Charges and Processing Charges for services provided to the Mills.

     Demand Charges represent compensation to Mobile Energy for dedicating a portion of the Energy Complex's capacity to the Mills. Demand Charges are designed generally to cover, among other things, costs that are in the nature of fixed costs, including debt service. Processing Charges are paid by each Mill Owner to Mobile Energy based on formulary usage charges which vary from month to month, based on the amount of Processing Services required by, and provided to, each Mill Owner and on Mobile Energy's efficiency with respect to fuel usage. Processing Charges are designed generally to cover the balance of Mobile Energy's costs that are not projected to be covered by Demand Charges, including fuel expenses.

Announced Closure of the Pulp Mill

     Mobile Energy received notice on May 5, 1998 from the Pulp Mill Owner of its intention to close the Pulp Mill for which Mobile Energy provides Power Processing Services, Steam Processing Services and Liquor Processing Services pursuant to a Pulp Mill Energy Services Agreement between Mobile Energy and the Pulp Mill Owner (the "Pulp Mill ESA"). In connection with such mill closure, the Pulp Mill Owner also notified Mobile Energy on May 5, 1998 of its intention to terminate the Pulp Mill ESA and certain of its obligations under the Master Operating Agreement effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. Mobile Energy currently provides energy and steam to its customers under three energy services agreements, including the Pulp Mill ESA, an energy service agreement with Kimberly-Clark Tissue acting in its capacity as the owner of the Tissue Mill and an energy service agreement with Warren Alabama as owner of the Paper Mill. The Pulp Mill ESA provided approximately 50% of Mobile Energy's operating revenues for the quarter ended June 30, 1998 and approximately 50% of Mobile Energy's operating revenues for the six months ended June 30, 1998. Additionally, approximately 85% of the fuel requirements of the Energy Complex are satisfied with by-products generated by the operations of the Pulp Mill or provided by the Pulp Mill. Mobile Energy is evaluating the announced closure of the Pulp Mill and the termination of the Pulp Mill ESA to determine its options and the potential impact on its business. In the event that a sufficient alternative revenue source is not obtained, the reduction in the Demand Charges and Processing Charges received by Mobile Energy due to the termination of the Pulp Mill ESA will have a material adverse effect on Mobile Energy's revenues, and thereafter Mobile Energy will not have sufficient cash flows to pay principal and interest on its senior debt, including as of June 30, 1998, its $238 million principal amount of outstanding First Mortgage Bonds and its obligations under certain leases which fund payments under the $85 million principal amount of outstanding Tax-Exempt Bonds. Termination of the Pulp Mill ESA will also constitute an event of default under the Indenture and the Tax-Exempt Indenture unless, within 180 days after such termination, the Pulp Mill ESA is reinstated on identical terms pursuant to the provisions of the Master Operating Agreement or Mobile Energy has entered into an alternative agreement which satisfies the requirements of the Indenture and the Tax Exempt Indenture as to the nature of the alternative agreement and the projected debt service coverage ratios. There can be no assurance that any alternative that may be available to Mobile Energy will permit it to pay debt service on its senior debt, including the First Mortgage Bonds and its obligations under certain leases which fund payments under the Tax Exempt Bonds.

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

Revenues

     Operating revenues for the second quarter of 1998 increased $0.1 million, or 0.7%, compared to the second quarter 1997. For year to date 1998 versus year to date 1997, operating revenues decreased $1.1 million, or 2.5%, primarily due to decreased gas prices in the first quarter which impact the prices charged to the Mill Owners. Demand Charges and Processing Charges for the second quarters of 1998 and 1997, in thousands of dollars and expressed as a percent of total revenues, were as follows:

                                                Quarter Ended
                                     ------------------------------------------
                                       June 30, 1998              June 30, 1997
                                      Dollars    Percent     Dollars    Percent
                                      -------    -------     -------    -------
                                                   (in thousands)
     Demand Charges:
         Pulp Mill                     $9,363     44.8%       $9,267     44.6%
         Tissue Mill                    2,561     12.2%        2,533     12.2%
         Paper Mill                     2,609     12.5%        2,596     12.4%
                                        -----     -----        -----     ----
                                       14,533     69.5%       14,396     69.2%

     Processing Charges:
         Pulp Mill                      1,251      6.0%        1,305      6.3%
         Tissue Mill                    2,367     11.3%        2,345     11.3%
         Paper Mill                     2,430     11.6%        2,420     11.6%
                                        -----     -----        -----     ----
                                        6,048     28.9%        6,070     29.2%

     Compressed Air                       180      0.9%          180      0.9%
     Ash Hauling                          160      0.7%          140      0.7%
                                          ---      ----          ---      ---

         Total operating revenues     $20,921    100.0%      $20,786    100.0%
                                       ======    ======      =======    =====


     The Mills' peak usage of Processing Services for year to date through June 30, of 1998 and 1997 were as follows:

                                          YTD 6-30-98            YTD 6-30-97
                                   ---------------------    -------------------
                                     Peak     Contractual   Peak    Contractual
  Mill     Processing Services       Usage      Demand      Usage     Demand
  ----     -------------------      -----     -----------   -----   ----------
  Pulp     Liquor Conversion
           MMLBs/week                 45.3        44.5       44.7       42.7
           Steam
           MMBTUs/hr                 688.0       500.0      540.0      500.0
           Electricity
           MW/hr                      30.0        29.5       31.5       32.0

  Tissue   Steam
           MMBTUs/hr                 262.3       280.0      239.0      280.0
           Electricity
           MW/hr                      40.4        37.8       38.4       39.5

  Paper    Steam
           MMBTUs/hr                 473.2       420.0      439.0      420.0
           Electricity
           MW/hr                      23.5        21.4       22.3       22.5


Expenses

     Total operating expenses increased $0.1 million, or 0.9%, from $11.3 million to $11.4 million for the three month period ended June 30, 1998 compared to the same period for 1997. Total operating expenses decreased $1.2 million, or

4.4%, from $24.2 million to $23.2 million for the six month period ended June 30, 1997 compared to the prior year period. This decrease is primarily due to decreased gas prices in the first quarter. The Operations and Maintenance Costs increased from $6.4 million in the second quarter of 1997, to $6.5 million in the second quarter of 1998, a 1.2% increase. For the six month period ended June 30, 1998, Operations and Maintenance Costs increased 0.2% from the prior year period. Fuel expenses increased $0.04 million, or 2.3%, for the three month period ended June 30, 1998 compared to the same period in 1997, as a result of increased gas prices in the second quarter. Fuel expense decreased for the six month period ended June 30, 1998, $1.1 million, or 24%, from $4.5 million to $3.4 million for the same period in 1997. This decrease is attributable to a reduction in the volume of gas for the past six months and the lower prices for gas for the first three months of 1998 versus 1997.

     Interest expense decreased $.2 million, or 2.8%, in the second quarter 1998 compared to the same period for 1997. Interest expense decreased $.4 million or 2.4% to $14.4 million for the six months ended June 30, 1998 from $14.8 million in the prior year period. The decrease reflects the repayment of short-term notes payable to Banque Paribas in January of 1998.

Net Income

     Mobile Energy's net income for the second quarter of 1998 was $2.6 million, representing an increase of $0.3 million, or 12.2%, compared to the second quarter of 1997 which was mainly due to a decrease in interest expense explained previously. For the six month period ended June 30, 1998, Mobile Energy's net income was $4.7 million, representing an increase of $0.4 million, or 8.7%, from the same period in 1997. Similarly, Holding's net income for the second quarter of 1998, increased $0.2 million, or 10.8%, compared to the second quarter of 1997 and reflects a comparable increase in income tax expense. Holding's net income for the six month period ended June 30, 1998 was $2.9 million representing a $0.2 million, or 9.2%, increase from the same period in 1997. Income taxes were provided based on a combined 38.25% state and federal rate applied to pretax income of $2.6 million for the second quarter of 1998, $2.3 million for the second quarter of 1997, $4.7 million for the six month period ended June 30, 1998, and $4.3 million for the six month period ended June 30, 1997.

     The Energy Complex is designed to operate efficiently in conjunction with the Mills. There can be no assurance that the closure of the Pulp Mill and termination of the Pulp Mill ESA will not cause an increase in Mobile Energy's cost structure that will have a material adverse effect on Mobile Energy's results of operations. See "- Announced Closure of the Pulp Mill."


Liquidity and Capital Resources

     As of June 30, 1998, Holdings had $13.1 million in cash and cash equivalents and total debt of $304.5 million. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies. On May 5, 1998, Mobile Energy received notice of the closure of the Pulp Mill and termination of the Pulp Mill ESA effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. Because the Pulp Mill ESA provides substantial revenues and cash flows to Mobile Energy, unless an alternative source of revenues or cash flows is obtained, closure of the Pulp Mill and termination of the Pulp Mill ESA will have a material adverse effect on the liquidity of Holdings and Mobile Energy. See " - Announced Closure of the Pulp Mill."

     Mobile Energy's working capital needs generally relate to Operations and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain operation and maintenance activities in a separate account (the "Maintenance Reserve Account") before such operation and maintenance activities are performed for Mobile Energy.

     During the six month period ended June 30, 1998, actual Operations and Maintenance Costs aggregated $13.2 million compared to $13.2 million for the six months ended June 30, 1997.

     Mobile Energy's projected accrued obligations for required payments of principal and interest on long-term debt for calendar year 1998 are $34.5 million. Payments of principal and interest on long-term debt for the six month period ending June 30, 1998 aggregated $17.3 million, and were $17.3 million for the same period in 1997.

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under a revolving credit facility providing working capital loans to Mobile Energy (which is limited to $15.0 million), balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1995, Mobile Energy has drawn an aggregate of $8.5 million under such a revolving credit facility maintained by Southern with Banque Paribas. As of June 30, 1998, $7.0 million of this amount had been repaid.

     Mobile Energy has established the Mill Owner Maintenance Reserve Account pursuant to the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement for the benefit of Mobile Energy and, while the Mill Owners are exercising the Mill Owner Step-In Rights, of the Mill Owners. The Mill Owner Maintenance Reserve Account is currently funded in an amount equal to $2.0 million. In lieu of funding the Mill Owner Maintenance Reserve Account with cash, Mobile Energy provided capital infusion arrangements executed by Southern in favor of Mobile Energy and the Mill Owners in an amount equal to $2.0 million in the aggregate. The Mill Owner Maintenance Reserve Account and monies on deposit therein, or otherwise credited thereto, do not secure Mobile Energy's senior indebtedness. Nevertheless, given that the Master Operating Agreement and the Mill Owner Maintenance Reserve Account Agreement permit funds on deposit in the Mill Owner Maintenance Reserve Account to be used, under certain limited circumstances, for, among other things, operations and maintenance expenses, amounts which are on deposit therein or otherwise credited thereto will be credited against Mobile Energy's funding obligation in respect of the Maintenance Reserve Account.

     Cash flow from operations currently consists almost exclusively of payments of Demand Charges and Processing Charges by the Mill Owners for Processing Services. Accordingly, the loss of revenues from any one Mill, whether due to a mill closure or otherwise, could have a material adverse impact on Mobile Energy's cash flow. On May 5, 1998, Mobile Energy received notice of the closure of the Pulp Mill and termination of the Pulp Mill ESA effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. In the event that a sufficient alternative revenue source is not obtained, closure of the Pulp Mill and termination of the Pulp Mill ESA will have a material adverse effect on Mobile Energy's revenues, and Mobile Energy will not have sufficient cash flows to pay principal and interest on its senior debt, including its $238 million principal amount of outstanding First Mortgage Bonds and its obligations under certain leases which fund payments under the $85 million principal amount of outstanding Tax Exempt Bonds. See " - Announced Closure of the Pulp Mill."

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

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Charges vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. For the three months ended June 30, 1998, 69.5% of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Charges.

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

     Mobile Energy believes that its current cash flow from operations, together with its other available sources of liquidity, will be adequate to fund working capital and other cash requirements for the period that the Mills, including the Pulp Mill, continue to pay Demand Charges; however, there can be no assurance that any alternatives that may be available to Mobile Energy upon termination of the Pulp Mill ESA will provide sufficient cash flows to Mobile Energy to permit it to pay debt service on its senior debt, including the First Mortgage Bonds and its obligations under certain leases that fund the Tax Exempt Bonds, after payments of Demand Charges under the Pulp Mill ESA cease. See "- Announced Closure of the Pulp Mill."

Funding of the Maintenance Reserve Account

     The Intercreditor Agreement requires Mobile Energy to make certain deposits into the Maintenance Reserve Account and permits Mobile Energy to make additional, discretionary deposits into the Maintenance Reserve Account. The amount of such required and discretionary deposits in any given fiscal year may be greater than the maintenance expenses actually incurred by Mobile Energy in such fiscal year. For purposes of calculating debt service coverage ratios under Mobile Energy's Financing Documents, deposits into the Maintenance Reserve Account and the Mill Owner Maintenance Reserve Account are deemed to be operating expenses in the fiscal year such deposits are made, rather than in the fiscal year funds are withdrawn from the Maintenance Reserve Account or the Mill Owner Maintenance Reserve Account to pay maintenance expenses. The effect of deeming such deposits to be operating expenses in the fiscal year the deposits are made (together with the funding provisions set forth in the Intercreditor Agreement that may cause or permit such deposits to be higher than actual maintenance expenses in any given fiscal year) is to levelize debt service coverage ratios over the term of the First Mortgage Bonds and the Tax-Exempt Bonds.

PART II

Item 5.        OTHER INFORMATION

Waiver of Right to Reserve Demand

     The Master Operating Agreement grants the Mill Owners certain rights to claim or reserve the Demand of a closing Mill following a Mill Closure. On August 10, 1998, Mobile Energy received Kimberly-Clark Tissue's waiver and release, effective as of May 26, 1998, of the right Kimberly-Clark Tissue would have as Pulp Mill Owner to claim or reserve Conversion Demand after the Pulp Mill Closure becomes effective on September 1, 1999 and its rights to reserve Pulp Mill Steam Processing Demand and Pulp Mill Power Processing Demand in quantities to be established no later than December 31, 1998.

     The Master Operating Agreement provides that if the Pulp Mill's Demands for Processing Services are not claimed or reserved by a Mill Owner following the closure of the Pulp Mill, the Demands of the closed Pulp Mill are deemed to be relinquished, and may be sold by Mobile Energy to third parties; however, it cannot now be determined that alternative customers will be willing or able to enter into long or short term energy service contracts with Mobile Energy following termination of the Pulp Mill ESA due to closure of the Pulp Mill. The Energy Complex was designed to provide processing services to the Mills and benefits from certain efficiencies derived from its relationship with the Mills, including proximity and ready availability of certain fuel products. Other customers requiring power, steam and/or liquor processing may not be readily available following the termination of the Pulp Mill ESA.

Item 6.             Exhibits and Reports on Form 8-K.

    (a)             Exhibits.

                    Exhibit 27 - Financial Data Schedules
                    (a)    Mobile Energy
                    (b)    Holdings

    (b)             Reports on Form 8-K.

                    Neither registrant filed a Form 8-K during the second quarter of 1998.

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

              MOBILE ENERGY SERVICES COMPANY, L.L.C.


              /s/ Thomas G. Boren
     By       Thomas G. Boren
              President and Chief Executive Officer
              (Principal Executive Officer)



              /s/ Raymond D. Hill
     By       Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)



                                               Date:  August 14, 1998
-------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              MOBILE ENERGY SERVICES HOLDINGS, INC.


              /s/ Marce Fuller
     By       S. Marce Fuller
              President and Chief Executive Officer
              (Principal Executive Officer)


              /s/ James A. Ward
     By       James A. Ward
              Vice President and Controller
              (Principal Financial Officer)



                                               Date:  August 14, 1998