Form 10-Q
period 1998-09-30
MOBILE ENERGY SERVICES CO LLC; MOBILE ENERGY SERVICES HOLDINGS INC
filed 1998-11-12
CIK 948362, 945979

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                      Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

                                           Description of               Shares Outstanding
Registrant                                 Common Stock                 at October 31, 1998
Mobile Energy Services Company, L.L.C.      Not Applicable                Not Applicable
Mobile Energy Services Holdings, Inc.       Par Value $1 Per Share             1,000

       Each of the registrants meets the conditions set forth in General Instruction H (1) (a) and (b) of
Form 10-Q and is therefore filing this form with reduced disclosure as permitted by such General Instruction H.



                                Table of Contents

                                                                           PAGE
PART I

Selected Definitions                                                          4

Cautionary Statement Regarding Forward-Looking Information                    9

Item 1.  Financial Statements                                                10

Mobile Energy Services Company, L.L.C.
         Management's Opinion as to Fair Statement of Results                10
         Condensed Statements of Income                                      11
         Condensed Statements of Cash Flows                                  12
Condensed Balance Sheets                                                     13

Mobile Energy Services Holdings, Inc. and Subsidiary
         Management's Opinion as to Fair Statement of Results                14
         Condensed Consolidated Statements of Income                         15
         Condensed Consolidated Statements of Cash Flows                     16
         Condensed Consolidated Balance Sheets                               17

Notes to the Condensed Financial Statements                                  18

Item 2.  Combined Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 21

PART II

Item 6.  Exhibits and Reports on Form 8-K                                    28

Signatures                                                                   29

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

                  "Southern" means The Southern Company.

                   "Southern Energy" means Southern Energy Resources, Inc. (formerly known as Southern Energy, Inc. and Southern Electric International,
 Inc.)

                  "Step-In Rights" means Mill Owner Step-In Rights or Mobil Energy Step-In Rights, as the context may require.

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

Cautionary Statement Regarding Forward-Looking Information

     In addition to historical information, this quarterly report on Form 10-Q includes forward-looking statements. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that any such indicated results will be realized. Factors which could cause the actual results in future periods to differ materially include, but are not limited to, those discussed or identified from time to time in Mobile Energy's or Holdings' filings with the SEC. Specifically, these factors include, but are not limited to, the following: the impact of the Cluster Rule and the Combustion Rule on the Mills and the Energy Complex; the ability of each Mill Owner to reduce its production at its Mill and to terminate its Energy Services Agreement upon the closure of its Mill, which could reduce materially the Demand Charges and Processing Charges received by Mobile Energy; the effect of the announced closure of the Pulp Mill and termination of the Pulp Mill ESA; the cyclical market fluctuations in the pulp, tissue and paper industry; the inability of Mobile Energy to change its Demand Charges or Processing Charges to the Mill Owners to reflect increased capital expenditures or operating expenses except under certain limited circumstances; the ability of the Mill Owners to sell and transfer their respective Mills which could result in the reduction of the credit quality or industry expertise of the Mill Owner; and changes in or the application of environmental and other laws and regulations to which Mobile Energy and Holdings are subject.

Item 1.  FINANCIAL STATEMENTS




                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of Mobile Energy included herein have been prepared by Mobile Energy without audit, pursuant to the rules and regulations of the SEC. In the opinion of Mobile Energy's management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1997 and September 30, 1998. The presentation of the financial statements does not reflect any adjustments related to the events discussed in footnotes (A) and (B) to the financial statements. As discussed in footnotes (A) and (B), management is in the process of assessing the impact of such events and determining what, if any, result they will have on the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Mobile Energy believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Mobile Energy's Report on Form 10-K for the year ended December 31, 1997.



                                              MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                            CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                 (Stated in Thousands of Dollars)

                                                            For the Three Months             For the Nine Months
                                                             Ended September 30,             Ended September 30,
                                                            ---------------------            --------------------

                                                             1998            1997             1998            1997
                                                             ----            ----             ----            ----
OPERATING REVENUES:
     Demand charges                                           $14,474        $14,167           $42,937        $42,649
     Processing charges                                         6,110          6,321            18,848         20,081
     Compressed air                                               180            180               600            540
     Ash hauling                                                  164            183               481            610
                                                              -------        -------           -------        -------
           Total operating revenues                            20,928         20,851            62,866         63,880
                                                              -------        -------           -------        -------

OPERATING EXPENSES:
     Operations and maintenance                                 5,637          6,135            18,697         19,329
     Redevelopment Costs                                          912              0             1,069              0
     Fuel                                                       1,626          1,594             5,072          6,130
     Depreciation and amortization                              3,284          3,248             9,795          9,760
                                                              -------        -------           -------        -------
           Total operating expenses                            11,459         10,977            34,633         35,219
                                                              -------        -------           -------        -------

OPERATING INCOME                                                9,469          9,874            28,233         28,661
INTEREST EXPENSE                                              (7,066)        (7,231)           (21,482)       (22,005)
OTHER INCOME                                                      192            164               553            484
                                                              -------        -------           -------        -------

NET INCOME                                                     $2,595         $2,807            $7,304         $7,140
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



                                              MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      (Stated in Thousands of Dollars)



                                                                        For the Nine Months           For the Nine Months
                                                                    Ended September 30, 1998       Ended September 30, 1997
                                                                    ------------------------       ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $     7,304                     $   7,140
                                                                            -----------                     ---------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                         10,877                        10,814
           Change in operating assets and liabilities:
               Accounts receivable                                                1,229                           546
               Prepaid expenses and other current assets                          9,223                         8,198
               Accounts payable                                                  (5,259)                          342
               Accrued interest and other current liabilities                    (8,624)                       (7,206)
                                                                             ----------                     ---------
                    Total adjustments                                             7,446                        12,694
                                                                             ----------                     ---------
                    Net cash provided by operating activities                    14,750                        19,834
                                                                             ----------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                                 (1,933)                         (936)
                                                                             ----------                     ---------
               Net cash used in investing activities                             (1,933)                         (936)
                                                                             ----------                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of notes payable, net                              (9,259)                      (20,962)
      Equity contributions                                                            0                         7,071
      Repayment of long-term debt                                                (7,885)                       (7,350)
      Payment of member distributions                                           (12,642)                      (12,782)
                                                                             ----------                     ---------
               Net cash used in financing activities                            (29,786)                      (34,023)
                                                                             ----------                     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (16,969)                      (15,125)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                                  23,131                        19,896
                                                                             ----------                     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    6,162                     $   4,771
                                                                             ==========                     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                           $   26,708                     $  27,358
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


                                              MOBILE ENERGY SERVICES COMPANY, L.L.C.
                                                     CONDENSED BALANCE SHEETS
                                                 (Stated in Thousands of Dollars)

                                                              ASSETS

                                                                  At September 30, 1998              At December 31,
                                                                       (Unaudited)                         1997
                                                                  ---------------------              --------------
CURRENT ASSETS
   Cash and cash equivalents                                            $   6,162                      $  23,131
   Restricted deposits                                                      8,645                         17,335
   Trade accounts receivable                                               14,281                         15,510
   Materials and supplies                                                   3,398                          3,185
   Prepaid expenses and other                                                 236                            982
                                                                        ---------                      ---------
         Total current assets                                              32,722                         60,143
                                                                        ---------                      ---------

PROPERTY, PLANT AND EQUIPMENT                                             378,775                        377,232
   Less accumulated depreciation                                          (44,018)                       (35,091)
   Construction work in process                                             1,710                          1,676
                                                                       ----------                      ---------
         Property, plant and equipment, net                               336,467                        343,817
                                                                       ----------                      ---------

DEFERRED LOAN COST
   Net of accumulated amortization of $2,164 and $1,652 at
         September 30, 1998 and December 31, 1997, respectively            12,992                         13,504
                                                                       ----------                      ---------

         Total assets                                                    $382,181                       $417,464
                                                                       ==========                      =========

                         LIABILITIES AND MEMBERS' EQUITY

                                                                   At September 30, 1998           At December 31,
                                                                         (Unaudited)                    1997
                                                                  ---------------------            --------------
CURRENT LIABILITIES
   Trade accounts payable                                              $    1,357                      $   1,898
   Accounts payable - associated company                                      463                          5,180
   Distribution payable                                                         0                         12,642
   Note payable                                                             6,897                         16,156
   Current portion - long-term debt                                         8,340                          7,885
   Accrued interest                                                         6,561                         13,503
   Other                                                                    1,526                          3,210
                                                                       ----------                      ---------
         Total current liabilities                                         25,144                         60,474
                                                                       ----------                      ---------

LONG-TERM DEBT                                                            282,712                        289,969
COMMITMENTS AND CONTINGENCIES
 (NOTES A and B)
MEMBERS' EQUITY                                                            74,325                         67,021
                                                                       ----------                      ---------

         Total liabilities and members' equity                           $382,181                       $417,464
                                                                       ==========                      =========

   The accompanying notes as they relate to Mobile Energy are an integral part of these condensed financial statements.

              MOBILE ENERGY SERVICES HOLDINGS, INC. AND SUBSIDIARY MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed consolidated financial statements of Holdings included herein have been prepared by Holdings without audit, pursuant to the rules and regulations of the SEC. In the opinion of Holdings' management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1997 and September 30, 1998. The presentation of the financial statements does not reflect any adjustments related to the events discussed in footnotes (A) and (B) to the financial statements. As discussed in footnotes (A) and (B), management is in the process of assessing the impact of such events and determining what, if any, result they will have on the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC, although Holdings believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings Report on Form 10-K for the year ended December 31, 1997.





              MOBILE ENERGY SERVICES HOLDINGS, INC. and SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                       For the Three Months           For the Nine Months
                                                       Ended September 30,            Ended September 30,
                                                       --------------------           --------------------
                                                       1998           1997             1998            1997
                                                       ----           ----             ----            ----
OPERATING REVENUES:
       Demand charges                              $14,474          $14,167         $42,937            $42,649
       Processing charges                            6,110            6,321          18,848             20,081
       Compressed air                                  180              180             600                540
       Ash hauling                                     164              183             481                610
                                                   -------          -------         -------            -------
               Total operating revenues             20,928           20,851          62,866             63,880
                                                   -------          -------         -------            -------

OPERATING EXPENSES:
       Operations and maintenance                    5,637            6,135          18,697             19,329
       Redevelopment Costs                             912                0           1,069                  0
       Fuel                                          1,626            1,594           5,072              6,130
       Depreciation and amortization                 3,284            3,248           9,795              9,760
                                                   -------          -------         -------            -------
               Total operating expenses             11,459           10,977          34,633             35,219
                                                   -------          -------         -------            -------

OPERATING INCOME                                     9,469            9,874          28,233             28,661
INTEREST EXPENSE                                    (7,066)          (7,231)        (21,482)           (22,005)
OTHER INCOME                                           230              220             634                560
MINORITY INTEREST                                     (26)              (28)            (73)               (71)
                                                   -------          -------         -------            -------
INCOME BEFORE TAXES                                  2,607            2,835           7,312              7,145
PROVISION FOR INCOME TAXES                             997            1,084           2,797              2,733
                                                   -------          -------         -------            -------
NET INCOME                                         $ 1,610          $ 1,751         $ 4,515            $ 4,412
                                                   =======          =======         =======            =======


     The accompanying notes as they relate to Holdings are an integral part of these condensed consolidated financial statements.




                                       MOBILE ENERGY SERVICES HOLDINGS, INC. and SUBSIDIARY
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 (Stated in Thousands of Dollars)

                                                                    For the Nine Months            For the Nine Months
                                                                Ended September 30, 1998         Ended September 30, 1997
                                                                ------------------------         ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                     $    4,515                     $   4,412
                                                                     ----------                     ---------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                 10,877                        10,814
           Increase in deferred income taxes                              6,431                         7,516
           Changes in operating assets and liabilities:
               Accounts receivable                                        1,216                           545
               Prepaid expenses and other current assets                  9,094                         8,742
               Accounts payable                                            (938)                          319
               Accrued interest and other current liabilities            (9,596)                       (5,355)
                                                                     ----------                     ---------
                    Total adjustments                                    17,084                        22,581
                                                                     ----------                     ---------
                    Net cash provided by operating activities            21,599                        26,993
                                                                     ----------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant, and equipment                         (1,933)                        (936)
                                                                     -----------                   ---------
               Net cash used in investing activities                     (1,933)                        (936)
                                                                     -----------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of notes payable, net                      (9,259)                     (21,681)
      Repayment of long-term debt                                        (7,885)                      (7,350)
      Payment of dividends & return of capital                          (22,518)                     (16,012)
                                                                     ----------                    ----------
               Net cash used in financing activities                    (39,662)                     (45,043)
                                                                     -----------                   ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (19,996)                     (18,986)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                          28,780                       26,679
                                                                     ----------                    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    8,784                       $7,693
                                                                     ==========                    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
               Interest, net of amount capitalized                   $   26,708                   $   27,358
                                                                     ==========                   ==========

      Cash received during period for:
               Cash received from income tax refunds                 $    2,464                   $    6,934
                                                                     ==========                   ==========


     The accompanying notes as they relate to Holdings are an integral part of these condensed consolidated financial statements.



                                       MOBILE ENERGY SERVICES HOLDINGS, INC. and SUBSIDIARY
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Stated in Thousands of Dollars)
                                                              ASSETS
                                                                  At September 30, 1998            At December 31,
                                                                        (Unaudited)                     1997
                                                                  ---------------------            --------------
CURRENT ASSETS
    Cash and cash equivalents                                             $  8,784                    $ 28,780
    Restricted deposits                                                      8,645                      17,335
    Trade accounts receivable                                               14,294                      15,510
    Materials and supplies                                                   3,398                       3,185
    Prepaid expenses and other                                                 866                       1,483
                                                                          --------                    --------
       Total current assets                                                 35,987                      66,293
                                                                          --------                    --------

PROPERTY, PLANT AND EQUIPMENT                                              378,775                     377,232
    Less accumulated depreciation                                          (44,018)                    (35,091)
    Construction work in process                                             1,710                       1,676
                                                                          --------                    --------
       Property, plant and equipment, net                                  336,467                     343,817
                                                                          --------                    --------

DEFERRED LOAN COST
    Net of accumulated amortization of $2,164 and $1,652 at
       September 30, 1998 and December 31, 1997, respectively               12,992                      13,504
                                                                          --------                    --------

       Total assets                                                       $385,446                    $423,614
                                                                          ========                    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                   At September 30, 1998           At December 31,
                                                                        (Unaudited)                     1997
                                                                        -----------                ---------------
CURRENT LIABILITIES
    Trade accounts payable                                                $  1,357                    $  1,898
    Accounts payable - associated company                                      963                       1,360
    Dividends payable                                                            0                      22,518
    Note payable                                                             6,897                      16,156
    Current portion - long-term debt                                         8,340                       7,885
    Income taxes payable                                                         0                         166
    Accrued interest                                                         6,561                      13,498
    Other                                                                      651                       3,218
                                                                          --------                    --------
       Total current liabilities                                            24,769                      66,699
                                                                          --------                    --------
DEFERRED INCOME TAXES                                                       57,819                      51,388
                                                                          --------                    --------
LONG-TERM DEBT                                                             282,712                     289,969
                                                                          --------                    --------
MINORITY INTEREST                                                              743                         670
                                                                          --------                    --------
COMMITMENTS AND CONTINGENCIES (NOTES A and B)
STOCKHOLDER'S EQUITY
    Common stock, $1 par value; 1,000 shares
       authorized and outstanding                                                1                           1
    Paid-in capital                                                         14,887                      14,120
    Retained earnings                                                        4,515                         767
                                                                          --------                    --------
       Total stockholder's equity                                           19,403                      14,888
                                                                          --------                    --------
       Total liabilities and stockholder's equity                         $385,446                    $423,614
                                                                          ========                    ========

     The accompanying notes as they relate to Holdings are an integral part of these condensed consolidated financial statements.

                     Mobile Energy Services Company, L.L.C.
              Mobile Energy Services Holdings, Inc. and Subsidiary




                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                       FOR
                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MOBILE ENERGY SERVICES HOLDINGS, INC. and SUBSIDIARY


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


           Registrant                      Applicable Notes

           MOBILE ENERGY                   A, B, C

           HOLDINGS                        A, B, C

                     MOBILE ENERGY SERVICES COMPANY, L.L.C.
              MOBILE ENERGY SERVICES HOLDINGS, INC. and SUBSIDIARY


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

(B)      Announced Closure of the Pulp Mill

     Mobile Energy is contractually obligated under three energy service agreements (the "Agreements") to provide Power Processing Services and Steam Processing Services to a tissue mill (the "Tissue Mill"), a pulp mill (the "Pulp Mill"), and a paper mill (the "Paper Mill," and together with the Tissue Mill and the Pulp Mill, the "Mills") and Liquor Processing Services to the Pulp Mill for a period of 25 years which commenced on December 16, 1994. Under the terms of the Agreements, the Mill Owners are obligated to pay monthly fixed demand charges for dedicated capacity of the Energy Complex and also variable charges for actual amounts purchased. Mobile Energy received notice on May 5, 1998 from the Pulp Mill Owner of its intention to close the Pulp Mill, for which Mobile Energy provides electricity, steam and liquor processing services pursuant to a Pulp Mill Energy Services Agreement between Mobile Energy and the Pulp Mill Owner (the "Pulp Mill ESA"). In connection with such mill closure, the Pulp Mill

Owner also notified Mobile Energy on May 5, 1998 of its intention to terminate the Pulp Mill ESA and certain of its obligations under the Master Operating Agreement effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. Mobile Energy currently provides energy and steam to its customers under three energy services agreements, including the Pulp Mill ESA, an energy service agreement with Kimberly-Clark Tissue acting in its capacity as the owner of the Tissue Mill and an energy service agreement with Warren Alabama as owner of the Paper Mill. The Pulp Mill ESA provided approximately 50% of Mobile Energy's operating revenues for the three months ended September 30, 1998 and approximately 50% of Mobile Energy's operating revenues for the nine months ended September 30, 1998. Additionally, approximately 85% of the fuel requirements of the Energy Complex are satisfied with by-products generated by the operations of the Pulp Mill or provided by the Pulp Mill.

Mobile Energy is evaluating the announced closure of the Pulp Mill and the termination of the Pulp Mill ESA to determine its options and the potential impact on its business. In the event that a sufficient alternative revenue source is not obtained, the reduction in the Demand Charges and Processing Charges received by Mobile Energy due to the termination of the Pulp Mill ESA will have a material adverse effect on Mobile Energy's revenues, and thereafter Mobile Energy will not have sufficient cash flows to pay principal and interest on its senior debt, including, as of September 30, 1998, its $234 million principal amount of outstanding First Mortgage Bonds and its obligations under certain leases which fund payments under the $85 million principal amount of outstanding Tax-Exempt Bonds. Termination of the Pulp Mill ESA will also constitute an event of default under the Indenture and the Tax-Exempt Indenture unless, within 180 days after such termination, the Pulp Mill ESA is reinstated on identical terms pursuant to the provisions of the Master Operating Agreement or Mobile Energy has entered into an alternative agreement which satisfies the requirements of the Indenture and the Tax Exempt Indenture as to the nature of the alternative agreement and the projected debt service coverage ratios. There can be no assurance that any alternative that may be available to Mobile Energy will permit it to pay debt service on its senior debt, including the First Mortgage Bonds and its obligations under certain leases which fund payments under the Tax Exempt Bonds.

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

Announced Closure of the Pulp Mill

     Mobile Energy received notice on May 5, 1998 from the Pulp Mill Owner of its intention to close the Pulp Mill for which Mobile Energy provides Power Processing Services, Steam Processing Services and Liquor Processing Services pursuant to a Pulp Mill Energy Services Agreement between Mobile Energy and the Pulp Mill Owner (the "Pulp Mill ESA"). In connection with such mill closure, the Pulp Mill Owner also notified Mobile Energy on May 5, 1998 of its intention to terminate the Pulp Mill ESA and certain of its obligations under the Master Operating Agreement effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. Mobile Energy currently provides energy and steam to its customers under three energy services agreements, including the Pulp Mill ESA, an energy service agreement with Kimberly-Clark Tissue acting in its capacity as the owner of the Tissue Mill and an energy service agreement with Warren Alabama as owner of the Paper Mill. The Pulp Mill ESA provided approximately 50% of Mobile

Energy's operating revenues for the three months ended September 30, 1998 and approximately 50% of Mobile Energy's operating revenues for the nine months ended September 30, 1998. Additionally, approximately 85% of the fuel requirements of the Energy Complex are satisfied with by-products generated by the operations of the Pulp Mill or provided by the Pulp Mill.

     Mobile Energy is evaluating the announced closure of the Pulp Mill and the termination of the Pulp Mill ESA to determine its options and the potential impact on its business. In the event that a sufficient alternative revenue source is not obtained, the reduction in the Demand Charges and Processing Charges received by Mobile Energy due to the termination of the Pulp Mill ESA will have a material adverse effect on Mobile Energy's revenues, and thereafter Mobile Energy will not have sufficient cash flows to pay principal and interest on its senior debt, including, as of September 30, 1998, its $234 million principal amount of outstanding First Mortgage Bonds and its obligations under certain leases which fund payments under the $85 million principal amount of outstanding Tax-Exempt Bonds. Termination of the Pulp Mill ESA will also constitute an event of default under the Indenture and the Tax-Exempt Indenture unless, within 180 days after such termination, the Pulp Mill ESA is reinstated on identical terms pursuant to the provisions of the Master Operating Agreement or Mobile Energy has entered into an alternative agreement which satisfies the requirements of the Indenture and the Tax Exempt Indenture as to the nature of the alternative agreement and the projected debt service coverage ratios. There can be no assurance that any alternative that may be available to Mobile Energy will permit it to pay debt service on its senior debt, including the First Mortgage Bonds and its obligations under certain leases which fund payments under the Tax Exempt Bonds.

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

Revenues

     Operating revenues for the third quarter of 1998 increased $0.1 million, or 0.4%, compared to the third quarter 1997. For year to date 1998 versus year to date 1997, operating revenues decreased $1.0 million, or 1.6%, primarily due to decreased gas prices in the first quarter which impacted the prices charged to the Mill Owners. Demand Charges and Processing Charges for the third quarters of 1998 and 1997, in thousands of dollars and expressed as a percent of total revenues, were as follows:

                                               Quarter Ended
                                      -----------------------------------------
                                      September 30, 1998     September 30, 1997
                                      Dollars    Percent     Dollars    Percent
                                      -------    -------     -------    -------
                                                   (in thousands)
     Demand Charges:
         Pulp Mill                     $9,307     44.5%       $9,011     43.2%
         Tissue Mill                    2,560     12.2%        2,554     12.2%
         Paper Mill                     2,607     12.5%        2,602     12.5%
                                       ------     -----       ------     ----
                                       14,474     69.2%       14,167     67.9%

     Processing Charges:
         Pulp Mill                      1,111      5.3%        1,294      6.2%
         Tissue Mill                    2,482     11.9%        2,483     11.9%
         Paper Mill                     2,517     12.0%        2,544     12.2%
                                        -----     -----        -----     ----
                                        6,110     29.2%        6,321     30.3%

     Compressed Air                       180      0.9%          180      0.9%
     Ash Hauling                          164      0.7%          183      0.9%
                                          ---      ----          ---      ---

         Total operating revenues     $20,928     100.0%     $20,851    100.0%
                                      =======     =====      =======    =====


     The Mills' peak usage of Processing Services for the year to date through September 30, 1998 and 1997 were as follows:

                                           YTD 9-30-98                    YTD 9-30-97
                                       -----------------------     -----------------------
                                        Peak       Contractual      Peak      Contractual
      Mill     Processing Services      Usage        Demand         Usage       Demand
      ---      -------------------      -----      ----------       -----     -----------

      Pulp     Liquor Conversion
               MMLBs/week                46.0        44.5           46.5         44.5
               Steam
               MMBTUs/hr                688.0       500.0          627.0        500.0
               Electricity
               MW/hr                     30.0        29.5           29.8         32.0

      Tissue   Steam
               MMBTUs/hr                262.3       280.0          313.0        280.0
               Electricity
               MW/hr                     40.8        37.8           39.2         39.5

      Paper   Steam
              MMBTUs/hr                 473.2       420.0          484.0        420.0
              Electricity
              MW/hr                      23.4        21.4           22.3         22.5



Expenses

     Total operating expenses increased $0.5 million, or 4.4%, from $11.0 million to $11.5 million for the three month period ended September 30, 1998 compared to the same period for 1997. Total operating expenses decreased $0.6 million, or 1.7%, from $35.2 million to $34.6 million for the nine month period ended September 30, 1998 compared to the prior year period. This decrease is primarily due to decreased gas prices in the first quarter. The Operations and Maintenance Costs increased from $6.1 million in the third quarter of 1997, to $6.5 million in the third quarter of 1998, a 6.7% increase. This increase is the result of additional expenses due to the announced Pulp Mill closure. For the nine month period ended September 30, 1998, Operations and Maintenance Costs increased 2.3% from the prior year period. Fuel expenses increased $0.03 million, or 2.0%, for the three month period ended September 30, 1998 compared to the same period in 1997. Fuel expense decreased $1.0 million, or 17.3%, from $6.1 million to $5.1 million, for the nine month period ended September 30, 1998 compared to the same period in 1997. This decrease is attributable to a reduction in the volume of gas for the first six months of 1998, the lower prices for gas for the first three months of 1998, and the lower prices for coal for the past three months of 1998 versus 1997.

     Interest expense decreased $.2 million, or 2.3%, in the third quarter 1998 compared to the same period for 1997. Interest expense decreased $.5 million to $21.5 million for the nine months ended September 30, 1998 from $22.0 million for the prior year period. The decrease reflects a lower average outstanding balance on the short-term notes payable to Banque Paribas for the nine months ended September 30, 1998 than the prior year period.

Net Income

     Mobile Energy's net income for the third quarter of 1998 was $2.6 million, representing a decrease of $0.2 million, or 7.6%, compared to the third quarter of 1997, which was mainly due to increased Operations and Maintenance Costs. For the nine month period ended September 30, 1998, Mobile Energy's net income was $7.3 million, representing an increase of $0.2 million, or 2.3%, from the same period in 1997. Similarly, Holding's net income for the third quarter of 1998, decreased $0.1 million, or 8.1%, compared to the third quarter of 1997. Holding's net income for the nine month period ended September 30, 1998 was $4.5 million representing a $0.1 million, or 2.3%, increase from the same period in 1997. Income taxes were provided based on a combined 38.25% state and federal rate applied to pretax income of $2.6 million for the third quarter of 1998, $2.8 million for the third quarter of 1997, $7.3 million for the nine month period ended September 30, 1998, and $7.1 million for the nine month period ended September 30, 1997.

     The Energy Complex is designed to operate efficiently in conjunction with the Mills. There can be no assurance that the closure of the Pulp Mill and termination of the Pulp Mill ESA will not cause an increase in Mobile Energy's cost structure that will have a material adverse effect on Mobile Energy's results of operations. See "- Announced Closure of the Pulp Mill."


Liquidity and Capital Resources

     As of September 30, 1998, Holdings had $8.8 million in cash and cash equivalents and total debt of $297.9 million. This level of liquidity (as applied to Mobile Energy) will be affected by Mobile Energy's operating performance, capital expenditures and dividend policies. On May 5, 1998, Mobile Energy received notice of the closure of the Pulp Mill and termination of the Pulp Mill ESA effective September 1, 1999. Based on such termination date, the

Master Operating Agreement and the Pulp Mill ESA provide that Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. Because the Pulp Mill ESA provides substantial revenues and cash flows to Mobile Energy, unless an alternative source of revenues or cash flows is obtained, closure of the Pulp Mill and termination of the Pulp Mill ESA will have a material adverse effect on the liquidity of Holdings and Mobile Energy. See " - Announced Closure of the Pulp Mill."

     Mobile Energy's working capital needs generally relate to Operations and Maintenance Costs and debt service. In accordance with the Intercreditor Agreement, Mobile Energy will reserve funds for certain operation and maintenance activities in a separate account (the "Maintenance Reserve Account") before such operation and maintenance activities are performed for Mobile Energy.

     During the nine month period ended September 30, 1998, actual Operations and Maintenance Costs aggregated $19.8 million compared to $19.3 million for the nine months ended September 30, 1997.

     Mobile Energy's projected accrued obligations for required payments of principal and interest on long-term debt for calendar year 1998 were $34.5 million. Payments of principal and interest on long-term debt for the nine month periods ended September 30 were $34.6 million, and $34.7 million for 1998 and 1997, respectively.

     Mobile Energy's principal sources of working capital are cash flow from operations, borrowings under a revolving credit facility providing working capital loans to Mobile Energy (which is limited to $15.0 million), balances in the Maintenance Reserve Account and drawings under a Southern guaranty in respect of the Maintenance Reserve Account and/or under any revolving credit facility maintained by Southern to provide liquidity with respect to such Southern guaranty. Since December 31, 1995, Mobile Energy has drawn an aggregate of $8.5 million under such a revolving credit facility maintained by Southern with Banque Paribas. As of September 30, 1998, $7.0 million of this amount had been repaid by Southern.

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

     Cash flow from operations currently consists almost exclusively of payments of Demand Charges and Processing Charges by the Mill Owners for Processing Services. Accordingly, the loss of revenues from any one Mill, whether due to a mill closure or otherwise, could have a material adverse impact on Mobile Energy's cash flow. On May 5, 1998, Mobile Energy received notice of the closure of the Pulp Mill and termination of the Pulp Mill ESA effective September 1, 1999. Based on such termination date, the Master Operating Agreement and the Pulp Mill ESA provide that Demand Charges by the Pulp Mill Owner pursuant to the Pulp Mill ESA will continue until March 1, 2000. In the event that a sufficient alternative revenue source is not obtained, closure of the Pulp Mill and termination of the Pulp Mill ESA will have a material adverse effect on Mobile Energy's revenues, and Mobile Energy will not have sufficient cash flows to pay principal and interest on its senior debt, including, as of September 30, 1998, its $234 million principal amount of outstanding First Mortgage Bonds and its obligations under certain leases which fund payments under the $85 million principal amount of outstanding Tax Exempt Bonds. See " - Announced Closure of the Pulp Mill."

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

     Under the Energy Services Agreements, the Demand Charges in effect at any given time are due and payable on a monthly basis regardless of whether a Mill Owner actually utilizes any or all of the Processing Services corresponding to its dedicated Demand and are subject to automatic reduction due to a shortfall in the provision of Processing Services by Mobile Energy that is not excused by the Master Operating Agreement. The Processing Charges vary from month to month in accordance with the amount of Processing Services required by, and provided to, the Mill Owners and Mobile Energy's efficiency with regard to fuel usage. For the three months ended September 30, 1998, 69.2% of Mobile Energy's total operating revenues were attributable to Demand Charges with almost all of the remainder attributable to Processing Charges.

     The Demand Charges and the Processing Charges, collectively, were designed so as to result in Mobile Energy having positive operating cash flow. There can be no assurance, however, that (i) the assumptions with respect to operating performance standards that underlay the design of the Demand Charges and the Processing Charges will at all times be satisfied, (ii) the Demand Charges will at all times cover Mobile Energy's costs that are in the nature of fixed costs, including debt service payments, (iii) the Processing Charges will at all times cover the costs that are not covered by Demand Charges, including variable costs such as fuel related expenses, or (iv) the payment of Demand Charges and Processing Charges will at all times result in Mobile Energy having positive operating cash flow.

     Mobile Energy believes that its current cash flow from operations, together with its other available sources of liquidity, will be adequate to fund working capital and other cash requirements for the period that the Mills, including the Pulp Mill, continue to pay Demand Charges; however, there can be no assurance that any alternatives that may be available to Mobile Energy upon termination of the Pulp Mill ESA will provide sufficient cash flows to Mobile Energy to permit it to pay debt service on its senior debt, including the First Mortgage Bonds and its obligations under certain leases that fund the Tax Exempt Bonds, after payments of Demand Charges under the Pulp Mill ESA cease. See "Announced Closure of the Pulp Mill."

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

PART II


Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits.

          Exhibit 27 - Financial Data Schedules
          (a)    Mobile Energy
          (b)    Holdings

   (b)    Reports on Form 8-K.

          Neither registrant filed a Form 8-K during the third quarter of 1998.

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

              MOBILE ENERGY SERVICES COMPANY, L.L.C.


              /s/ Thomas G. Boren
     By       Thomas G. Boren
              President and Chief Executive Officer
              (Principal Executive Officer)



              /s/ Raymond D. Hill
     By       Raymond D. Hill
              Vice President and Chief Financial Officer
              (Principal Financial Officer)



                                                    Date:    November 12, 1998
------------------------------------------------------------------------------

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

                                                    Date:     November 12, 1998